Form 10QSB
period 2003-03-31
SECURITY CAPITAL CORP/MS
filed 2003-07-10
CIK 725537

U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:   MARCH 31, 2003
                                       ______________
                        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934


     COMMISSION FILE NUMBER:      000-50224
                                  _________

                      SECURITY CAPITAL CORPORATION
_________________________________________________________________
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          MISSISSIPPI                      64-0681198
  (STATE OF INCORPORATION)  (I. R. S. EMPLOYER IDENTIFICATION NO.)

    295 HIGHWAY 6 WEST/ P. O. BOX 690
     BATESVILLE, MISSISSIPPI  38606            38606
    _________________________________       __________
        (ADDRESS OF PRINCIPAL               (ZIP CODE)
          EXECUTIVE OFFICES)

                           662-563-9311
         ________________________________________________
         (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               NONE
             _____________________________________
            (FORMER NAME, ADDRESS AND FISCAL YEAR,
                IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE ISSUER: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                     [X]  YES   [ ]   NO

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                     [ ]  YES   [X]   NO


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S
CLASSES OF COMMON STOCK AS OF MARCH 31, 2003.

                  TITLE                              OUTSTANDING
    COMMON STOCK, $5.00 PAR VALUE                     2,247,991
                      SECURITY CAPITAL CORPORATION
           FIRST QUARTER 2003 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.  FINANCIAL STATEMENTS

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets
         March 31, 2003 and December 31, 2002

         Consolidated Statements of Income
         Three months ended March 31, 2003 and 2002

         Consolidated Statements of Comprehensive Income
         Three months ended March 31, 2003 and 2002

         Consolidated Statements of Cash Flows
         Three months ended March 31, 2003 and 2002

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis

Item 3.  Controls and Procedures


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K




                       PART I - FINANCIAL INFORMATION



ITEM NO. 1.  FINANCIAL STATEMENTS



                        SECURITY CAPITAL CORPORATION

                        CONSOLIDATED BALANCE SHEETS

                  (dollar amounts presented in thousands)


                                              (Unaudited)
                                                March 31,  December 31,
                                                  2003        2002
                                                ________    ________
      ASSETS

Cash and due from banks                         $ 13,749    $ 13,578
Interest-bearing deposits with banks               4,044         127
                                                ________    ________
  Total cash and cash equivalents                 17,793      13,705
Federal funds sold                                 9,278      15,760
Certificates of deposit with other banks             690       1,851
Securities available-for-sale                     94,860      75,617
Loans, less allowance for loan losses of
  $3,569 in 2003 and $3,455 in 2002              185,858     184,060
Interest receivable                                2,773       2,699
Premises and equipment                            13,122      12,995
Intangible assets                                  3,734       3,734
Cash surrender value of life insurance             3,242       3,079
Other assets                                       2,348       2,096
                                                ________    ________

Total Assets                                    $333,698    $315,596
                                                ========    ========
      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Noninterest-bearing deposits                  $ 45,369    $ 32,278
  Time deposits of $100,000 or more               50,105      52,362
  Other interest-bearing deposits                188,818     180,957
                                                ________    ________
    Total deposits                               284,292     265,597
  Interest payable                                   584         714
  Borrowed funds                                   8,374       9,929
  Other liabilities                                1,261       1,499
                                                ________    ________
Total Liabilities                                294,511     277,739
                                                ________    ________

Shareholders' equity:
  Common stock - $5 par value, 5,000,000
    shares authorized, 2,267,697 shares
    issued in 2003 and 2002                       11,338      11,338
Surplus                                           22,535      22,311
Retained Earnings                                  3,834       2,681
Accumulated other comprehensive income             1,578       1,627
Treasury stock, at par, 19,706 shares and
  20,006 shares in 2003 and 2002, respectively       (98)       (100)
                                                ________    ________
    Total Shareholders' Equity                    39,187      37,857
                                                ________    ________

Total Liabilities and Shareholders' Equity      $333,698    $315,596
                                                ========    ========



                      SECURITY CAPITAL CORPORATION

                   CONSOLIDATED STATEMENTS OF INCOME

                (dollar amounts presented in thousands)


                                                     (Unaudited)
                                                For the three months
                                                   ended March 31,
                                                   2003       2002
                                                 ________   ________
INTEREST INCOME
Interest and fees on loans                       $  3,272   $  3,248
Interest and dividends on securities                  821        770
Federal funds sold                                     39         29
Other                                                  39        121
                                                 ________   ________

  Total interest income                             4,171      4,168
                                                 ________   ________

INTEREST EXPENSE
Interest on deposits                                  974      1,134
Interest on borrowings                                 93        104
                                                 ________   ________

  Total interest expense                            1,067      1,238
                                                 ________   ________

Net Interest Income                                 3,104      2,930

Provision for loan losses                             161        172
                                                 ________   ________

Net interest income after provision for
  loan losses                                       2,943      2,758
                                                 ________   ________

OTHER INCOME
Service charges on deposit accounts                   931        869
Trust Department income                               214        160
Securities, net gain                                    1         -
Other income                                          164         86
                                                 ________   ________

  Total other income                                1,310      1,115
                                                 ________   ________


OTHER EXPENSES
Salaries and employee benefits                      1,688      1,551
Occupancy expense                                     281        320
Other operating expense                               554        599
                                                 ________   ________

   Total other expenses                             2,523      2,470
                                                 ________   ________

INCOME BEFORE PROVISION FOR INCOME TAXES            1,730      1,403

PROVISION FOR INCOME TAXES                            360        387
                                                 ________   ________

NET INCOME                                       $  1,370   $  1,016
                                                 ========   ========


NET INCOME PER SHARE
  Basic                                          $    .61   $    .47
  Diluted                                             .61        .47


                     SECURITY CAPITAL CORPORATION

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              (dollar amounts presented in thousands)




                                                     (Unaudited)
                                                For the three months
                                                   ended March 31,
                                                   2003       2002
                                                 ________   ________

Net income                                       $  1,370   $  1,016

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on available-for-
    sale securities during period, net of tax         (48)      (210)
                                                 ________   ________

Comprehensive income                             $  1,322   $    806
                                                 ========   ========



                       SECURITY CAPITAL CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (dollar amounts presented in thousands)



                                                     (Unaudited)
                                                    Three months
                                                   ended March 31,
                                                   2003       2002
                                                 ________   ________
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                       $  1,370   $  1,016
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses                         161        172
    Amortization of premiums and discounts on
      securities, net                                 334         88
    Depreciation and amortization                     180        183
    FHLB stock dividend                                (5)       (11)
    Loss (gain) on sale of securities                  (1)        -
    Loss (gain) on sale of other assets                 4         -
    Changes in:
      Interest receivable                             (74)       188
      Other assets                                     66       (167)
      Interest payable                               (130)       (67)
      Other liabilities                              (238)       410
                                                 ________   ________

Net cash provided by operating activities           1,667      1,812
                                                 ________   ________

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in loans                       (1,912)      (819)
Purchase of securities available for sale         (25,179)    (6,414)
Proceeds of maturities and calls of securities
  available for sale                                4,786      4,283
Additions to premises and equipment                   (24)      (487)
Increase in life insurance                            (42)        -
Changes in:
  Federal funds sold                                6,482      1,100
  Certificates of deposits with other banks         1,161         99
                                                 ________   ________

Net cash provided by (used in) investing
  activities                                      (14,728)    (2,238)
                                                 ________   ________

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
  Deposits                                         18,695      5,286
Reissuance of treasury stock                            9         -
Repayment of debt                                  (1,555)     4,613
                                                 ________   ________

Net cash provided by financing activities          17,149      9,899
                                                 ________   ________

Net increase in cash and cash equivalents           4,088      9,473
Cash and cash equivalents at beginning of year     13,705     18,803
                                                 ________   ________
Cash and cash equivalents at end of period       $ 17,793   $ 28,276
                                                 ========   ========

Supplemental Disclosures of Cash Flow
Information

Cash paid during the period for:
  Interest                                       $    937   $  1,174
  Income taxes                                         25         95






                      SECURITY CAPITAL CORPORATION

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, please refer to the Company's Form 10-SB filed March 28, 2003 which will include the consolidated financial statements and footnotes for the year ended December 31, 2002.


NOTE B - SUMMARY OF ORGANIZATION

Security Capital Corporation (the "Company), was incorporated
September 16, 1982, under the laws of the State of Mississippi for the purpose of acquiring First Security Bank and serving as a one-bank holding company.

First Security Bank and Batesville Security Building Corporation are wholly owned subsidiaries of the Company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951 and engages in a wide range of commercial banking activities and emphasizes it local management, decision-making and ownership. The Bank offers a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Bank also offers a wide range of personal and corporate trust services and commercial, agricultural, mortgage and personal loans. Its full-service banking locations expanded to ten with the October 31, 2001 opening in Olive Branch, Mississippi and the July 1, 2002 opening in Hernando, Mississippi.

Batesville Security Building Corporation, the non-bank subsidiary, was chartered under the laws of the State of Mississippi on June 23, 1971, generally, to deal and manage real estate and personal property and is currently inactive.

The Company filed its initial registration, Form 10-SB, with the Securities and Exchange Commission on March 28, 2003 having reached and exceeded 500 shareholders in 2002.

NOTE C - EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted average number of common shares outstanding during the reporting period.
Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.

                                     For the Three Months Ended
                                           March 31, 2003
                              _______________________________________
                              Net Income       Shares       Per Share
                             (Numerator)   (Denominator)       Data
                              __________    ___________     _________

Basic per share               $1,369,985     2,247,817         $.61
                                                            =========
Effect of dilutive shares:*          -             -
                              __________    ___________

Diluted per share             $1,369,985     2,247,817         $.61
                              ==========    ===========     =========


                                    For the Three Months Ended
                                           March 31, 2002
                              _______________________________________
                              Net Income       Shares       Per Share
                             (Numerator)   (Denominator)       Data
                              __________    ___________     _________

Basic per share               $1,015,722     2,140,886         $.47
                                                            =========
Effect of dilutive shares:*          -             -
                              __________    ___________

Diluted per share             $1,015,722     2,140,886         $.47
                              ==========    ===========     =========

* There was no dilution from potential common stock outstanding at March 31, 2003 and March 31, 2002.



ITEM NO. 2   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

The following discussion contains "forward-looking statements" relating to, without limitation, future economic performance, plan and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filing of the Form 10-SB with the Securities and Exchange Commission.

The subsidiary Bank represents the primary assets of the Company. On March 31, 2003, First Security Bank had approximately $333.65 million in assets compared to $289.1 million at March 31, 2002. Loans increased to $189.4 million at March 31, 2003 from $170.8 million at March 31, 2002. Deposits increased by $43.2 million from March 31, 2002 to March 31, 2003 for a total of $284.3 million. For the three months ended March 31, 31, 2003 and March 31, 2002, the Bank reported income of approximately $1,409,000 and $1,052,000, respectively.

NONPERFORMING ASSETS AND RISK ELEMENTS.

Diversification within the loan portfolio is an important means of reducing inherent lending risks. The loan portfolio is represented of the following mix: Commercial 10.37%; Agricultural 2.05%; Real Estate 73.68%; Consumer 13.07% and Other .82%. The major components of the real estate loans are 22.29% for construction and land development property, 28.90% for first liens on 1-4 family residential property and 37.59% for nonfarm and nonresidential property.

At March 31, 2003, the subsidiary bank had loans past due as follows:

                                                       (in thousands)
  Past due 30 days through 89 days                         $4,962
  Past due 90 days or more and still accruing              $1,133

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $580 thousand at March 31, 2003. Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose. Other real estate at March 31, 2003 totaled $149 thousand. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary bank had no restructured loans at March 31, 2003.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient
liquidity.    As of March 31, 2003, Security Capital Corporation had a
positive gap of 21.9% in a 12 month time frame while policy dictates a minimum liquidity ratio of 15%. A 1% increase in market rates will increase net interest income by approximately 3.59% while a decrease in market rates will reduce net interest income by 1.56%. The Company's policy allows for no more than a 10% movement in NII (net interest income), in a 200 basis point ramp of market rates over a one year period. Currently, a 200 basis point movement down would reduce NII by 3.35% while an upward movement of the same amount would increase NII by 6.3%. When funds exceed the needs for reserve requirements or short-term liquidity needs, the company will increase its security investments or sell federal funds. It is management's policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. At March 31, 2003, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $23 million (to borrow federal funds) and the line of credit with the Federal Home Loan Bank that exceeds $86 million. At March 31, 2003, the Company had available (unused) line of credit of approximately $91 million.

CAPITAL RESOURCES

Total consolidated equity capital at March 31, 2003 was $39.2 million or approximately 11.74% of total assets. The main source of capital for the Corporation has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital. Currently, the Company and the Bank have adequate capital positions as of March 31, 2003 as reflected below:

                                Corporation    Bank     Regulatory
Risk-Based Capital Ratio            Ratio      Ratio   Requirements
________________________        ___________   ______   ____________

Total Capital                       16.15%    15.51%         8%
Tier 1 Capital                      14.89%    14.25%         4%
Leverage Capital                    10.50%    10.04%         3%

RESULTS OF OPERATIONS

The Company had a consolidated net income for $1.37 million for the three months ending March 31, 2003, compared with consolidated net income of $1.02 million for the three months ending March 31, 2002.

Net interest income increased to $4.171 million for the first three months ending March 31, 2003 from $4.165 million for the first three months ending March 31, 2002, or an increase of .14%. Earning assets through March 31, 2003, increased $39 million and interest-bearing liabilities also increased $19 million compared to March 31, 2002, reflecting an increase of 15.04% and 8.26%, respectively.

Noninterest income for the three months ending March 31, 2003, was $1.310 million compared to $1.115 for the same period in 2002,
reflecting an increase of $195 thousand or 17.49%.   Included in
noninterest income are service charges on deposit accounts, which for the three months ended March 31, 2003, totaled $931 thousand, compared to $869 thousand for the same period in 2002, and is a reflection of continued growth of the deposit base as well as improvement in the fee pricing structure.

The provision for loan losses was $161 thousand in the first three months of 2003 compared with $172 thousand for the same period in 2002 showing a decrease of $11 thousand. The Allowance for Loan Losses of $3,569 thousand at March 31, 2003 (approximately 1.88% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the Allowance for Loan Losses or that additional increases will not be required. Management evaluates the adequacy of the Allowance for Loan Losses quarterly and makes provisions for loan losses based on this evaluation.

Other expense increased by $53 thousand or 2.14% for the three months ended March 31, 2003, when compared with the same period in 2002.
This increase is primarily due to the continued growth of the Bank and the related services being offered.


ITEM NO. 3  CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, an evaluation under the direction and with the participation of our principal executive officer and principal financial officer was performed to determine the effectiveness of the design and operation of the
disclosure controls and procedures.   The principal executive officer
and the principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in the Corporation's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect these controls.

                      PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Out of the normal course of business, First Security Bank may be defendant in a lawsuit. In regard to any legal proceedings which occurred during the reporting period, management expects no material impact on the Company's consolidated financial position or results of operation.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the Quarter ended March 31, 2003.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit No. 99    Section 906 Officer Certifications

         (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.




                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL CORPORATION



BY _______________________________   BY ________________________________
   A. Frank West                        Connie W. Hawkins
   President and Chief Executive        Executive Vice-President,
   Officer                              Cashier and Chief Financial
                                        Officer

DATE:   July 9, 2003                    DATE:   July 9, 2003


                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, A. Frank West, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10Q-SB of Security Capital Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE: July 9, 2003


____________________________________________
              A. Frank West
   President and Chief Executive Officer





                  CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Connie W. Hawkins, Executive Vice-President, Cashier and Chief
Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10Q-SB of Security Capital Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: July 9, 2003


____________________________________________
             Connie W. Hawkins
 Executive Vice-President, Cashier & Chief
             Financial Officer