Form 10QSB/A
period 2003-03-31
SECURITY CAPITAL CORP/MS
filed 2003-07-14
CIK 725537

U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                                FORM 10-QSB/A


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

SECURITY CAPITAL CORPORATION


   /S/ A. FRANK WEST                    /S/ CONNIE W. HAWKINS
BY _______________________________   BY ________________________________
   A. Frank West                        Connie W. Hawkins
   President and Chief Executive        Executive Vice-President,
   Officer                              Cashier and Chief Financial
                                        Officer

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


DATE: July 9, 2003

           /S/ A. FRANK WEST
____________________________________________
              A. Frank West
   President and Chief Executive Officer





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

DATE: July 9, 2003

          /S/ CONNIE W. HAWKINS
____________________________________________
             Connie W. Hawkins
 Executive Vice-President, Cashier & Chief
             Financial Officer