Form 10QSB
period 2003-06-30
SECURITY CAPITAL CORP/MS
filed 2003-08-13
CIK 725537

U. S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C. 20549

                                       FORM 10-QSB


[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:                 JUNE 30, 2003
                                                         --------------
                             OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934


         COMMISSION FILE NUMBER:    000-50224
                                    ---------

                             SECURITY CAPITAL CORPORATION
           ________________________________________________________________
          (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                    MISSISSIPPI                     64-0681198
             (STATE OF INCORPORATION)  (I.R.S. EMPLOYER IDENTIFICATION NO.)

            295 HIGHWAY 6 WEST
            P. O. BOX 690
            BATESVILLE, MISSISSIPPI                     38606
            -----------------------                   ----------
              (ADDRESS OF PRINCIPAL                   (ZIP CODE)
                 EXECUTIVE OFFICES)


                                    662-563-9311
                 ________________________________________________
                 (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                         NONE
        ___________________________________________________________________
        (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT

INDICATE BY CHECK MARK WHETHER THE ISSUER: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                [X]  YES   [ ]   NO

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):   [ ] YES  [X] NO


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF JUNE 30, 2003.

              TITLE                                        OUTSTANDING
    COMMON STOCK, $5.00 PAR VALUE                            2,248,791


                         SECURITY CAPITAL CORPORATION
             SECOND QUARTER 2003 INTERIM FINANCIAL STATEMENTS



TABLE OF CONTENTS

PART I.      FINANCIAL STATEMENTS

Item 1.      Consolidated Financial Statements

             Consolidated Statements of Condition
             June 30, 2003 and December 31, 2002

             Consolidated Statements of Income
             Three and six months ended June 30, 2003 and 2002

             Consolidated Statements of Comprehensive Income
             Three and six months ended June 30, 2003 and 2002

             Consolidated Statements of Cash Flows
             Three and six months ended June 30, 2003 and 2002

             Notes to Consolidated Financial Statements

Item 2.      Management's Discussion and Analysis or Plan of Operation

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

Item 6.      Exhibits and Reports on Form 8-K





PART I - FINANCIAL INFORMATION

ITEM NO. 1.  FINANCIAL STATEMENTS

                         SECURITY CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   (Dollar amounts presented in thousands)


                                                      Unaudited
                                                       June 30,    December 31,
                                                         2003          2002
                                                       ________      ________

      ASSETS

Cash and due from banks                                $ 13,417      $ 13,578
Interest-bearing deposits with banks                        409           127
                                                       ________      ________
   Total cash and cash equivalents                       13,826        13,705
Federal funds sold                                        7,479        15,760
Certificates of deposit with other banks                    690         1,851
Securities available-for-sale                            92,378        75,617
Loans, less allowance for loan losses of
   $3,610 in 2003 and $3,455 in 2002                    195,845       184,060
Interest receivable                                       2,706         2,699
Premises and equipment                                   13,019        12,995
Intangible assets                                         3,734         3,734
Cash surrender value of life insurance                    3,283         3,079
Other assets                                              3,419         2,096
                                                       ________      ________

Total Assets                                           $336,379      $315,596
                                                       ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Noninterest-bearing deposits                        $ 49,499      $ 32,278
   Time deposits of $100,000 or more                     44,954        52,362
   Other interest-bearing deposits                      188,144       180,957
                                                       ________      ________
      Total deposits                                    282,597       265,597
   Interest payable                                         598           714
   Borrowed funds                                         9,051         9,929
   Other liabilities                                      3,236         1,499
                                                       ________      ________
Total Liabilities                                       295,482       277,739
                                                       ________      ________
Shareholders' equity:
   Common stock - $5 par value, 5,000,000
   shares authorized, 2,267,697 shares issued in
   2003 and 2002                                         11,338        11,338
Surplus                                                  22,337        22,311
Retained Earnings                                         5,539         2,681
Accumulated other comprehensive income                    1,778         1,627
Treasury stock, at par, 18,906 shares and
   20,006 shares in 2003 and 2002 respectively              (95)         (100)
                                                       ________      ________
Total Shareholders' Equity                               40,897        37,857
                                                       ________      ________
Total Liabilities and Shareholders' Equity             $336,379      $315,596
                                                       ========      ========

                           SECURITY CAPITAL CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
                      (Dollar amounts presented in thousands)

                                           (Unaudited)        (Unaudited)
                                     For the three months  For the six months
                                        ended June 30,       ended June 30,
                                        2003      2002       2003      2002
                                       ______    ______     ______    ______
INTEREST INCOME
Interest and fees on loans             $3,491    $3,315     $6,763    $6,563
Interest and dividends on
  securities                              830       771      1,651     1,541
Federal funds sold                          9        16         48        45
Other                                      20       107         59       228
                                       ______    ______     ______    ______

   Total interest income                4,350     4,209      8,521     8,377

INTEREST EXPENSE
Interest on deposits                      918     1,020      1,892     2,154
Interest on borrowings                     80       127        173       231
                                       ______    ______     ______    ______
   Total interest expense                 998     1,147      2,065     2,385
                                       ______    ______     ______    ______

Net Interest Income                     3,352     3,062      6,456     5,992

Provision for loan losses                 162       166        323       338
                                       ______    ______     ______    ______
Net interest income after
   provision for loan losses            3,190     2,896      6,133     5,654

OTHER INCOME
Service charges on deposit accounts       957       916      1,888     1,785
Trust Department income                   253       194        467       354
Securities net gain                       -         -            1       -
Other income                              192       326        356       412
                                       ______    ______     ______    ______
   Total other income                   1,402     1,436      2,712     2,551

OTHER EXPENSES
Salaries and employee benefits          1,755     1,613      3,443     3,164
Occupancy expense                         312       289        593       609
Other operating expense                   658       594      1,212     1,193
                                       ______    ______     ______    ______
   Total other expenses                 2,725     2,496      5,248     4,966

INCOME BEFORE PROVISION
   FOR INCOME TAXES                     1,867     1,836      3,597     3,239

PROVISION FOR INCOME TAXES                380       476        740       863
                                       ______    ______     ______    ______

NET INCOME                             $1,487    $1,360     $2,857    $2,376
                                       ======    ======     ======    ======
NET INCOME PER SHARE
   Basic                               $ 0.66    $ 0.64     $ 1.27    $ 1.11
   Diluted                             $ 0.66    $ 0.64     $ 1.27    $ 1.11



                           SECURITY CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    (dollar amounts presented in thousands)



                                           (Unaudited)        (Unaudited)
                                     For the three months  For the six months
                                        ended June 30,       ended June 30,
                                        2003      2002       2003      2002
                                       ______    ______     ______    ______

Net income                             $1,487    $1,360     $2,857    $2,376

Other comprehensive income, net of
  tax:
    Reclassification adjustment
      for gains included in net
      income                              -          -           1       -

    Unrealized holding gains              200       590        150       381
                                       ______    ______     ______    ______
                                          200       590        151       381
                                       ______    ______     ______    ______

Comprehensive income                   $1,687    $1,950     $3,008    $2,757
                                       ======    ======     ======    ======



                             SECURITY CAPITAL CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               (Unaudited)
                                                            Six Months Ended
                                                                 June 30,
                                                           __________________
                                                             2003      2002
                                                           ________  ________

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                 $  2,857  $  2,376
Adjustments to reconcile net income to
  net cash provided by operating activities:
Provision for loan losses                                       515       651
Amortization of premiums and discounts on
  securities, net                                               770       187
Depreciation and amortization                                   362       367
FHLB stock dividend                                             (10)      (16)
Loss (gain) on sale of securities                                (1)      -
Loss (gain) on sale of other assets                             (27)      229
Changes in:
Interest receivable                                              (7)       93
Other assets                                                 (1,226)   (1,743)
Interest payable                                               (116)     (485)
Other liabilities                                             1,075     1,450
                                                           ________  ________
Net cash provided by operating activities                     4,192     3,109

CASH FLOWS FROM INVESTING ACTIVITIES
Changes in:
  Federal funds sold                                          8,281     4,650
  Certificates of deposits with other banks                   1,161       198
  Loans                                                     (11,940)   (7,300)
Purchase of securities available for sale                   (33,921)  (11,110)
Proceeds of maturities and calls of securities
  available for sale                                         15,892     7,440
Additions to premises and equipment                            (201)   (1,287)
Proceeds of sale of other assets                                 45       254
Increase in life insurance                                     (204)   (2,016)
                                                           ________  ________
Net cash provided by (used in) investing activities         (20,887)   (9,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
  Deposits                                                   17,662     1,400
Reissuance of treasury stock                                     32         3
Repayment of debt                                            (1,578)     (495)
Proceeds from issuance of debt                                  700     4,445
                                                           ________  ________
Net cash provided by (used in) financing activities          16,816     5,353
                                                           ________  ________
Net increase (decrease) in cash and cash equivalents            121      (709)

Cash and cash equivalents at beginning of year               13,705    18,803
                                                           ________  ________
Cash and cash equivalents at end of period                 $ 13,826  $ 18,094
                                                           ========  ========

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:
  Interest                                                 $  2,181  $  2,870
  Income taxes                                             $    837  $    863




                            SECURITY CAPITAL CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, please refer to the Company's Form 10-SB filed March 28, 2003, which will include the consolidated financial statements and footnotes for the year ended December 31, 2002.

NOTE B - SUMMARY OF ORGANIZATION

Security Capital Corporation (the "Company") was incorporated
September 16, 1982, under the laws of the State of Mississippi for the purpose of acquiring First Security Bank and serving as a one-bank holding company.

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

The Company filed the initial registration, Form 10-SB, with the Securities and Exchange Commission on March 28, 2003 having reached and exceeded 500 shareholders in 2002.

NOTE C - EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted average number of common shares outstanding during the reporting period.
Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options.



                                           For the Three Months Ended
                                                 June 30, 2003
                                      ____________________________________
                                      Net Income     Shares     Per Share
                                     (Numerator) (Denominator)     Data
                                      __________   __________   __________

Basic per share                       $1,487,304    2,248,458          .66

Effect of dilutive shares:*                    0            0
                                      __________   __________   __________

Diluted per share                     $1,487,304    2,248,458          .66


                                           For the Six Months Ended
                                                 June 30, 2003
                                      ____________________________________
                                      Net Income     Shares     Per Share
                                     (Numerator) (Denominator)     Data
                                      __________   __________   __________

Basic per share                       $2,857,289    2,248,140         1.27

Effect of dilutive shares:*                    0            0
                                      __________   __________   __________

Diluted per share                     $2,857,289    2,248,140         1.27



                                           For the Three Months Ended
                                                  June 30, 2002

                                      ____________________________________
                                      Net Income     Shares     Per Share
                                     (Numerator) (Denominator)     Data
                                      __________   __________   __________

Basic per share                       $1,360,148    2,140,887          .64

Effect of dilutive shares:*                    0            0
                                      __________   __________   __________

Diluted per share                     $1,360,148    2,140,887          .64


                                             For the Six Months Ended
                                                  June 30, 2003
                                      ____________________________________
                                      Net Income     Shares     Per Share
                                     (Numerator) (Denominator)     Data
                                      __________   __________   __________

Basic per share                       $2,375,870    2,140,887         1.11

Effect of dilutive shares:*                    0            0
                                      __________   __________   __________

Diluted per share                     $2,375,870    2,140,887         1.11

* There was no dilution from potential common stock outstanding at June 30, 2003 and June 30, 2002.


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

The subsidiary Bank represents the primary assets of the Company.   On
June 30, 2003, First Security Bank had approximately $336.2 million in assets compared to $287.2 million at June 30, 2002. Loans increased to $199.3 million at June 30, 2003 from $177.4 million at June 30, 2002. On June 30, 2003, deposits totaled 283.2 million as compared to a total of $237.2 million on June 30, 2002. For the six months ended June 30, 2003 and June 30, 2002, the Bank reported income of approximately $2,955,000 and $2,458,000, respectively.

NONPERFORMING ASSETS AND RISK ELEMENTS.

Diversification within the loan portfolio is an important means of reducing inherent lending risks. The loan portfolio is represented of the following mix: Commercial 9.22%; Agricultural 3.5%; Real Estate 73.62%; Consumer 12.87% and Other .85%. The major components of the real estate loans are 23.42% for construction and land development property, 27.98% for first liens on 1-4 family residential property and 36.62% for nonfarm and nonresidential property.

At June 30, 2003, the subsidiary bank had loans past due as follows:

                                                  (in thousands)
     Past due 30 days through 89 days                 $3,860
     Past due 90 days or more and still accruing      $  501

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection. Of the $3,491 thousand recognized as loan interest and fee income for the six months ended June 30, 2003, $18.3 thousand represents interest income attributable to the $501 loans classified as being ninety days past due on June 30, 2003. Nonaccrual loans totaled $138 thousand at June 30, 2003. If the nonaccrual loans had been performing during the first six months of 2003, interest income and fees would be increased by $4.8 thousand. Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose. Other real estate at June 30, 2003 totaled $221 thousand. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary bank had no restructured loans at June 30, 2003. In addition, there were no known potential problem loans other than those disclosed.

The Allowance for Loan Losses increased to $3,610 thousand from $3,455 thousand for the six-month period. The increase resulted from recoveries of $192 thousand and an expense allocation of $323 thousand reduced by charge-offs of $360 thousand. The charge-offs occurred in the following loan types: construction and land development, $4 thousand; 1-4 family residential properties, $49 thousand; commercial and industrial, $52 thousand; credit cards, $5 thousand; and consumer loans, $250 thousand. Recoveries were composed of collections in construction and land development loans of $5 thousand; in 1-4 family residential property loans of $5 thousand; in nonfarm-/nonresidential property loans of $16 thousand; in commercial and industrial loans of $11 thousand; in other loans of $6 thousand; and in consumer loans of $149 thousand. The following loan categories or gradings comprise the allowance as of June 30, 2003: Unclassified loans (1%), $1,501,872; Substandard loans (15%), $180,578; Doubtful loans (50%), $5,239; Bankruptcy loans (19%), $379,995; Credit card loans (4%), $35,040; Agricultural production and real estate loans (3%), $771,900; Consumer loans without real estate (1%); $474,271; and Watch loans (4%), $261,261. The percentages of the loan balances used to calculate the required reserve against possible future loss were derived from an experience history and risk factors.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient
liquidity.    As of June 30, 2003, Security Capital Corporation had a
positive gap position in a 12-month time frame. The policy dictates a minimum liquidity ratio of 15%. In the liquidity analysis for 2003, a 1% increase in market rates will increase net interest income by approximately 3.59% while a decrease in market rates will reduce net interest income by 1.56%. The Company's policy allows for no more than a 10% movement in NII (net interest income), in a 200 basis point ramp of market rates over a one-year period. Currently, a 200 basis point movement down would reduce NII by 3.35% while an upward movement of the same amount would increase NII by 6.3%. When funds exceed the needs for reserve requirements or short-term liquidity needs, the company will increase its security investments or sell federal funds. It is management's policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. At June 30, 2003, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $23 million (to borrow federal funds) and the line of credit with the Federal Home Loan Bank that exceeds $87 million. At June 30, 2003, the Company had available (unused) line of credit of approximately
$87 million.

CAPITAL RESOURCES

Total consolidated equity capital at June 30, 2003 was $40.9 million or approximately 12.2% of total assets. The main source of capital for the Corporation has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital. Currently, the Company and the Bank have adequate capital positions as of June 30, 2003 as reflected below:

                                    Corporation  Bank
Risk-Based Capital Ratio               Ratio     Ratio     Requirements
________________________               _____     _____     ____________

Total Capita                          l16.26%    15.66%         8%
Tier 1 Capital                         15.01%    14.41%         4%
Leverage Capital                       10.87%    10.43%         3%

RESULTS OF OPERATIONS

The Company had a consolidated net income for $2.86 million for the six months ending June 30, 2003, compared with consolidated net income of $2.38 million for the six months ending June 30, 2002.

Interest income increased to $8.5 million for the six months ending June 30, 2003 from $8.4 million for the six months ending June 30, 2002, or an increase of 1.72%. Earning assets through June 30, 2003, increased $46 million and interest-bearing liabilities also increased $37 million compared to June 30, 2002, reflecting an increase of 18.67% and 17.37%, respectively.

Noninterest income for the three months ending June 30, 2003, was $2.7 million compared to $2.6 million for the same period in 2002,
reflecting an increase of $160 thousand or 6.27%.   Included in
noninterest income are service charges on deposit accounts, which for the six months ended June 30, 2003, totaled $1,888 thousand, compared to $1,785 thousand for the same period in 2002, and is a reflection of continued growth of the deposit base as well as improvement in the fee pricing structure.

The provision for loan losses was $323 thousand in the first six months of 2003 compared with $338 thousand for the same period in 2002 showing a decrease of $15 thousand. The Allowance for Loan Losses of $3,610 thousand on June 30, 2003 (approximately 1.81% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the Allowance for Loan Losses or that additional increases will not be required. Management evaluates the adequacy of the Allowance for Loan Losses quarterly and makes provisions for loan losses based on this evaluation.

Other expense increased by $282 thousand or 5.7% for the six months ended June 30, 2003, when compared with the same period in 2002. This increase is primarily due to the continued growth of the Bank and the related services being offered.


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


                      PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Out of the normal course of business, First Security Bank may be defendant in a lawsuit. In regard to any legal proceedings, which occurred during the reporting period, management expects no material impact on the Company's consolidated financial position or results of operation.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Corporation held its Annual Meeting of Shareholders on
         April 17, 2003 at 10:00 a. m. at the Main Office building of the First Security Bank, 295 Highway 6 West, Batesville, Mississippi. The total shares issued of 2,267,697 were reduced by 19,706 shares held as treasury stock, by 34,181 shares held by irrevocable trust in the First Security Bank Trust Department and by 174,385 shares held by the First Security Bank Employee Stock Ownership Plan to determine the shares eligible to vote of 2,039,425. At this meeting, there were 1,462,897 shares or 71.73% of the Corporation's eligible shares of common stock represented either in person or by proxy.

         An election was held to elect three Class I directors to a three-year term expiring in 2006. The votes for each nominee were:

                       Larry J. Pratt         1,462,897
                       Frank West             1,462,897
                       Will Hays              1,462,897

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit No. 31.1 Certification of principal executive
                officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit No. 31.2 Certification of principal financial
                officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit No. 32.1 Certification of principal executive
                officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              Exhibit No. 32.2 Certification of principal financial
                officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2003.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SECURITY CAPITAL CORPORATION

BY /s/ A. Frank West                         BY /s/ Connie W. Hawkins
   _____________________________                _____________________________

   A. Frank West                                Connie W. Hawkins
   President and Chief Executive                Executive Vice-President,
   Officer                                      Cashier and Chief Financial
                                                Officer

   DATE: August 11, 2003                        DATE:  August 11, 2003