Form 10QSB
period 2003-09-30
SECURITY CAPITAL CORP/MS
filed 2003-11-13
CIK 725537

U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                               FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:             SEPTEMBER 30, 2003
                                               ----------------------
                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934


     COMMISSION FILE NUMBER:              000-50224
                                    ---------------------

                       SECURITY CAPITAL CORPORATION
___________________________________________________________________________
   (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             MISSISSIPPI                           64-0681198
      (STATE OF INCORPORATION)      (I. R. S. EMPLOYER IDENTIFICATION NO.)

            295 HIGHWAY 6 WEST/ P. O. BOX 690
                 BATESVILLE, MISSISSIPPI                         38606
--------------------------------------------------------    ---------------
                 (ADDRESS OF PRINCIPAL                        (ZIP CODE)
                   EXECUTIVE OFFICES)


                                  662-563-9311
___________________________________________________________________________
               (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
___________________________________________________________________________
(FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE ISSUER: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                        Yes  [X]        No  [ ]


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                        Yes  [ ]        No  [X]


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF SEPTEMBER 30, 2003.

                 TITLE                            OUTSTANDING
    COMMON STOCK, $5.00 PAR VALUE                  2,248,991


                       SECURITY CAPITAL CORPORATION
            THIRD QUARTER 2003 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.     FINANCIAL STATEMENTS

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets
            September 30, 2003 and December 31, 2002

            Consolidated Statements of Income
            Three and nine months ended September 30, 2003 and 2002

            Consolidated Statements of Comprehensive Income
            Three and nine months ended September 30, 2003 and 2002

            Consolidated Statements of Cash Flows
            Nine months ended September 30, 2003 and 2002

            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Item 6.     Exhibits and Reports on Form 8-K




PART I - FINANCIAL INFORMATION

ITEM NO. 1.  FINANCIAL STATEMENTS


                       SECURITY CAPITAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                (dollar amounts presented in thousands)

                                                Unaudited
                                              September 30,   December 31,
                                                   2003           2002
                                              ____________    ___________

      ASSETS

Cash and due from banks                         $ 13,809       $ 13,578
Interest-bearing deposits with banks                 610            127
                                                ________       ________
  Total cash and cash equivalents                 14,419         13,705
Federal funds sold                                 1,780         15,760
Certificates of deposit with other banks             492          1,851
Securities available-for-sale, at fair value      85,050         75,617
Securities held to maturity, at book value         2,053             -
Loans, less allowance for loan losses of
  $3,724 in 2003 and $3,455 in 2002              201,932        184,060
Interest receivable                                2,740          2,699
Premises and equipment                            12,905         12,995
Intangible assets                                  3,734          3,734
Cash surrender value of life insurance             3,323          3,079
Other assets                                       3,785          2,096
                                                ________       ________

Total Assets                                    $332,213       $315,596
                                                ========       ========
      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Noninterest-bearing deposits                  $ 45,808       $ 32,278
  Time deposits of $100,000 or more               47,036         52,362
  Other interest-bearing deposits                186,743        180,957
                                                ________       ________
    Total deposits                               279,587        265,597
  Interest payable                                 1,502            714
  Borrowed funds                                   8,046          9,929
  Other liabilities                                1,341          1,499
                                                ________       ________
Total Liabilities                                290,476        277,739
                                                ________       ________

Shareholders' equity:
  Common stock - $5 par value, 5,000,000
    shares authorized, 2,267,697 shares
    issued in 2003 and 2002                       11,338         11,338
  Surplus                                         22,342         22,311
  Retained Earnings                                6,798          2,681
  Accumulated other comprehensive income           1,352          1,627
  Treasury stock, at par, 18,706 shares and
    20,006 shares in 2003 and 2002,
    respectively                                     (93)          (100)
                                                ________       ________
Total Shareholders' Equity                        41,737         37,857
                                                ________       ________

Total Liabilities and Shareholders' Equity      $332,213       $315,596
                                                ========       ========


                       SECURITY CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                 (dollar amounts presented in thousands
                          except per share data)



                                      (Unaudited)           (Unaudited)
                                 For the three months   For the nine months
                                  ended September 30,   ended September 30,
                                     2003     2002         2003     2002
                                   _______  _______      _______  _______

INTEREST INCOME
Interest and fees on loans         $ 3,549  $ 3,433      $10,312  $ 9,996
Interest and dividends on
  securities                           759      833        2,410    2,374
Federal funds sold                       5       17           53       62
Other                                   18       68           77      296
                                   _______  _______      _______  _______

  Total interest income              4,331    4,351       12,852   12,728


INTEREST EXPENSE
Interest on deposits                   878    1,061        2,770    3,215
Interest on borrowings                  80      128          253      359
                                   _______  _______      _______  _______

  Total interest expense               958    1,189        3,023    3,574
                                   _______  _______      _______  _______

Net Interest Income                  3,373    3,162        9,829    9,154

Provision for loan losses              161      167          484      505
                                   _______  _______      _______  _______

Net interest income after
  provision for loan losses          3,212    2,995        9,345    8,649

OTHER INCOME
Service charges on deposit
  accounts                             934      898        2,822    2,683
Trust Department income                182      159          649      513
Securities net gain                     -        -             1       -
Other income                           141      241          497      653
                                   _______  _______      _______  _______

  Total other income                 1,257    1,298        3,969    3,849
                                   _______  _______      _______  _______

OTHER EXPENSES
Salaries and employee benefits       1,664    1,519        5,107    4,683
Occupancy expense                      319      344          912      953
Other operating expense                704      713        1,916    1,906
                                   _______  _______      _______  _______
   Total other expenses              2,687    2,576        7,935    7,542

INCOME BEFORE PROVISION
  FOR INCOME TAXES                   1,782    1,717        5,379    4,956

PROVISION FOR INCOME TAXES             522      444        1,262    1,307
                                   _______  _______      _______  _______

NET INCOME                         $ 1,260  $ 1,273      $ 4,117  $ 3,649
                                   =======  =======      =======  =======

NET INCOME PER SHARE
  Basic                            $  0.56  $  0.59      $  1.83  $  1.70
  Diluted                          $  0.56  $  0.59      $  1.83  $  1.70



                       SECURITY CAPITAL CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                (dollar amounts presented in thousands)


                                      (Unaudited)           (Unaudited)
                                 For the three months   For the nine months
                                  ended September 30,   ended September 30,
                                     2003     2002         2003     2002
                                   _______  _______      _______  _______

Net income                         $ 1,260  $ 1,273      $ 4,117  $ 3,649
Other comprehensive income,
  net of tax:
    Reclassification adjustment
      for gains included in net
      income                            -        -             1       -

    Unrealized holding gains/
      (losses)                        (426)     290         (275)     784
                                   _______  _______      _______  _______

Comprehensive income               $   834  $ 1,563      $ 3,843  $ 4,433
                                   =======  =======      =======  =======



                           SECURITY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollar amounts presented in thousands)



                                                           (Unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                         2003       2002
                                                       _______    _______
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                             $ 4,117    $ 3,649
Adjustments to reconcile net income to
  net cash provided by operating activities:
Provision for loan losses                                  484        505
Amortization of premiums and discounts on
  securities, net                                        1,223        346
Depreciation and amortization                              543        553
FHLB stock dividend                                        (14)       (16)
Loss (gain) on sale of securities                           (1)        -
Loss (gain) on sale of other assets                        (27)       229
Changes in:
Other assets                                            (2,524)    (2,574)
Other liabilities                                          630      1,987
                                                       _______    _______
Net cash provided by operating activities                4,431      4,679

CASH FLOWS FROM INVESTING ACTIVITIES
Changes in:
  Federal funds sold                                    13,980     (1,850)
  Certificates of deposits with other banks              1,359        297
  Loans                                                (18,141)   (19,332)
Purchase of securities available for sale & held
  to maturity                                          (47,942)   (21,421)
Proceeds of maturities and calls of securities
  available for sale                                    35,233      9,398
Additions to premises and equipment                       (152)    (1,335)
Proceeds of sale of other assets                            45        254
Increase in life insurance                                (244)    (3,035)
                                                       _______    _______

Net cash provided by (used in) investing activities    (15,862)   (37,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
  Deposits                                              13,990     36,933
Reissuance of treasury stock                                38          5
Repayment of debt                                       (8,634)    (3,511)
Proceeds from issuance of debt                           6,751      7,685
                                                       _______    _______

Net cash provided by (used in) financing activities     12,145     41,112
                                                       _______    _______

Net increase (decrease) in cash and cash equivalents       714      8,767

Cash and cash equivalents at beginning of year          13,705     18,803
                                                       _______    _______

Cash and cash equivalents at end of period             $14,419    $27,570
                                                       =======    =======

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:
  Interest                                             $ 3,242    $ 3,972
  Income taxes                                         $ 1,342    $ 1,322




                      SECURITY CAPITAL CORPORATION

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, please refer to the Company's Form 10-SB filed March 28, 2003, which will include the consolidated financial statements and footnotes for the year ended December 31, 2002.


NOTE B - SUMMARY OF ORGANIZATION

Security Capital Corporation (the "Company) was incorporated September 16, 1982, under the laws of the State of Mississippi for the purpose of acquiring First Security Bank and serving as a one-bank holding company.

First Security Bank and Batesville Security Building Corporation are wholly owned subsidiaries of the Company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951 and engages in a wide range of commercial banking activities and emphasizes it local management, decision-making and ownership. The Bank offers a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Bank also offers a wide range of personal and corporate trust services and commercial, agricultural, mortgage and personal loans. Its full-service banking locations expanded to eleven with the October 2001 opening in Olive Branch, Mississippi, the July 2002 opening in Hernando, Mississippi, and the August 2003 opening in Pope, Mississippi.

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


NOTE C - EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options of which the Company had none at September 30, 2003 and 2002.


                                           For the Three Months Ended
                                               September 30, 2003

                                      Net Income      Shares    Per Share
                                      (Numerator) (Denominator)   Data
                                      __________  ____________  _________

Basic per share                        1,259,736     2,248,874     0.56

Effect of dilutive shares:*

Diluted per share                      1,259,736     2,248,874     0.56



                                           For the Nine Months Ended
                                               September 30, 2003

                                      Net Income      Shares    Per Share
                                      (Numerator) (Denominator)   Data
                                      __________  ____________  _________

Basic per share                        4,117,025     2,248,387     1.83

Effect of dilutive shares:*

Diluted per share                      4,117,025     2,248,387     1.83



                                           For the Three Months Ended
                                               September 30, 2002

                                      Net Income      Shares    Per Share
                                      (Numerator) (Denominator)   Data
                                      __________  ____________  _________

Basic per share                        1,272,769     2,140,962    0.59

Effect of dilutive shares:*

Diluted per share                      1,272,769     2,140,962    0.59



                                          For the Nine Months Ended
                                             September 30, 2002

                                      Net Income      Shares    Per Share
                                      (Numerator) (Denominator)   Data
                                      __________  ____________  _________

Basic per share                        3,648,639     2,140,912    1.70

Effect of dilutive shares:*

Diluted per share                      3,648,639     2,140,912    1.70


* There was no dilution from potential common stock outstanding at September 30, 2003 and September 30, 2002.



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

The subsidiary Bank represents the primary assets of the Company.   On
September 30, 2003, First Security Bank had approximately $332 million in assets compared to $325.7 million at September 30, 2002. Loans increased to $205.5 million at September 30, 2003 from $189.5 million at September 30, 2002. On September 30, 2003, deposits totaled $280.2 million as compared to a total of $272.9 million on September 30, 2002. For the nine months ended September 30, 2003 and September 30, 2002, the Bank reported income of $4,276,812 and $3,778,432, respectively.

NONPERFORMING ASSETS AND RISK ELEMENTS.

Diversification within the loan portfolio is an important means of reducing inherent lending risks. The loan portfolio is represented by the following mix: Commercial 9.20%; Agricultural 4.32%; Real Estate 72.42%; Consumer 13.33% and Other .73%. The major components of the real estate loans are 22.94% for construction and land development property, 28.48% for first liens on 1-4 family residential property and 36.49% for nonfarm and nonresidential property.

At September 30, 2003, the subsidiary bank had loans past due as follows:

                                                         (in thousands)

     Past due 30 days through 89 days                        $2,988
     Past due 90 days or more and still accruing             $  409

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection. Of the $10.3 million recognized as loan interest and fee income for the nine months ended September 30, 2003, $21.4 thousand represents interest income attributable to the $409 thousand loans classified as being ninety days past due on September 30, 2003. Nonaccrual loans totaled $138 thousand at September 30, 2003. If the nonaccrual loans had been performing during the first nine months of 2003, interest income and fees would be increased by $7.3 thousand. Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose. Other real estate at September 30, 2003 totaled $186 thousand. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary bank had no restructured loans at September 30, 2003. In addition, there were no known potential problem loans other than those disclosed.

The Allowance for Loan Losses increased to $3.7 million from $3.5 million for the nine-month period. The increase resulted from recoveries of $302 thousand and an expense allocation of $484 thousand reduced by charge-offs of $517 thousand. The charge-offs occurred in the following loan types: construction and land development, $4 thousand; 1-4 family residential properties, $49 thousand; commercial and industrial, $64 thousand; credit cards, $9 thousand; nonfarm/non residential properties, $10 thousand; and consumer loans, $381 thousand. Recoveries were composed of collections in construction and land development loans of $12 thousand; in 1-4 family residential property loans of $18 thousand; in nonfarm/nonresidential property loans of $16 thousand; in commercial and industrial loans of $13 thousand; in other loans of $6 thousand; and in consumer loans of $237
thousand.    The following loan categories or gradings comprise the
allowance as of September 30, 2003: Unclassified loans (1%), $1,409,672; Substandard loans (15%), $178,245; Doubtful loans (50%), $19,816; Bankruptcy loans (20%), $446,034; Credit card loans (5%), $37,590; Agricultural production and real estate loans (4%), $885,221; Consumer loans without real estate (2%); $507,932; and Watch loans (5%), $239,332. The percentages of the loan balances used to calculate the required reserve against possible future loss were derived from an experience history and risk factors.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. As of September 30, 2003, Security Capital Corporation had a positive gap position in a 12-month time frame. The policy dictates a minimum liquidity ratio of 15%. In the liquidity analysis for 2003, a 1% increase in market rates will increase net interest income by approximately 3.59% while a decrease in market rates will reduce net interest income by 1.56%. The Company's policy allows for no more than a 10% movement in NII (net interest income) in a 200 basis point ramp of market rates over a one-year period. Currently, a 200 basis point movement down would reduce NII by 3.35% while an upward movement of the same amount would increase NII by 6.3%. When funds exceed the needs for reserve requirements or short-term liquidity needs, the company will increase its security investments or sell federal funds. It is management's policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. At September 30, 2003, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $23 million (to borrow federal funds) and the line of credit with the Federal Home
Loan Bank of $79.8 million. At September 30, 2003, the Company had available (unused) line of credit of approximately $95 million.

CAPITAL RESOURCES

Total consolidated equity capital at September 30, 2003 was $41.7 million or approximately 12.56% of total assets. The main source of capital for the Corporation has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital. Currently, the Company and the Bank have adequate capital positions as of September 30, 2003 as reflected below:

                                    Corporation   Bank
Risk-Based Capital Ratio                Ratio     Ratio   Requirements
________________________                _____     _____   ____________

Total Capital                           16.89%    16.31%       8%
Tier 1 Capital                          15.63%    15.05%       4%
Leverage Capital                        11.06%    10.65%       3%

RESULTS OF OPERATIONS

The Company had a consolidated net income for $4.12 million for the nine months ending September 30, 2003, compared with consolidated net income of $3.65 million for the six months ending September 30, 2002.

Total interest income increased to $12.9 million for the nine months ending September 30, 2003 from $12.7 million for the nine months ending September 30, 2002, or an increase of .97%. Average earning assets through September 30, 2003, increased $39.2 million and average interest-bearing liabilities increased $10 million compared to September 30, 2002, reflecting an increase of 15.27% and 4.32%, respectively.

Noninterest income for the nine months ending September 30, 2003, was $3.97 million compared to $3.85 million for the same period in 2002, reflecting an increase of $120 thousand or 3.12%. Included in noninterest income are service charges on deposit accounts, which for the nine months ended September 30, 2003, totaled $ 2.8 million, compared to $2.7 million for the same period in 2002, and is a reflection of continued growth of the deposit base as well as improvement in the fee pricing structure.

The provision for loan losses was $484 thousand in the first nine months of 2003 compared with $505 thousand for the same period in 2002, showing a decrease of $21 thousand. The Allowance for Loan Losses of $3.7 million on September 30, 2003 (approximately 1.81% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management's assessment of potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the Allowance for Loan Losses or that additional increases will not be required. Management evaluates the adequacy of the Allowance for Loan Losses quarterly and makes provisions for loan losses based on this evaluation.

Other expense increased by $393 thousand or 5.2% for the nine months ended September 30, 2003, when compared with the same period in 2002. This increase is primarily due to the continued growth of the Bank and the related services being offered.

ITEM NO. 3      CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation under the direction and with the participation of our principal executive officer and principal financial officer was performed to determine the effectiveness of the design and operation of the disclosure controls
and procedures.   The principal executive officer and the principal
financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.
There have been no significant changes in the Corporation's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect these controls.


PART II - OTHER INFORMATION

ITEM NO. 1.     LEGAL PROCEEDINGS

                Out of the normal course of business, First Security Bank may be a defendant in a lawsuit. In regard to any legal proceedings, which occurred during the reporting period, management expects no material impact on the Company's consolidated financial position or results of operation.

ITEM NO. 2.     CHANGES IN SECURITIES

                None

ITEM NO. 3.     DEFAULT UPON SENIOR SECURITIES

                None

ITEM NO. 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                There were no matters submitted to a vote of the security holders during the quarter ended September 30, 2003.

ITEM NO. 5.     OTHER INFORMATION

                None

ITEM NO. 6.     EXHIBITS AND REPORTS ON FORM 8-K

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

               (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SECURITY CAPITAL CORPORATION


BY   /s/ Frank West                   BY   /s/ Connie Woods Hawkins
   _______________________________       ___________________________________
     Frank West                            Connie Woods Hawkins
     President and Chief Executive         Executive Vice-President, Cashier
     Officer                               and Chief Financial Officer

DATE:  November 12, 2003              DATE:  November 12, 2003