Form 10-K
period 2003-12-31
SECURITY CAPITAL CORP/MS
filed 2004-03-30
CIK 725537

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the fiscal year ended December 31, 2003

                                                        or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the transition period from _________ to __________

Commission file number: 000-50224

                                           SECURITY CAPITAL CORPORATION
                   ----------------------------------------------------------------------------
                              (Exact Name of Registrant as specified in its Charter)

                  MISSISSIPPI                                                   64-0681198
--------------------------------------------------------------  ---------------------------------------------
           (State or Other Jurisdiction of                            (I.R.S. Employer Identification Number)
         Incorporation or Organization)

 295 Highway 6 West/P. O. Box 690, Batesville, Mississippi                      38606
-------------------------------------------------------------    ---------------------------------------------
       (Address of principal executive offices)                                (Zip Code)

Registrant's Telephone Number:               (662) 563-9311
                               ------------------------------------------

                               Securities registered under Section 12(b) of the Act:

                                                                           Name of Each Exchange on
             Title of Each Class                                                Which Registered

                  None                                                                None
-------------------------------------------------------------     -----------------------------------------------

                            Securities registered pursuant to section 12(g) of the Act:

                                                                           Name of Each Exchange on
             Title of Each Class                                                Which Registered

         Common Stock, $5 par value                                                   None
------------------------------------------------------------      ------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES [X]   NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

         YES [ ]      NO [X]

Based on the stockholders of record on December 31, 2003, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $52.8 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

               Class                                              Outstanding at December 31, 2003

Common stock ($5.00 par value)                                             2,362,149 Shares
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into Parts III of the Form 10-K report: Proxy Statement dated April 5, 2004.

                                               CROSS REFERENCE INDEX

                                                                                                  Page
PART I

Item 1       Business                                                                                2
Item 2       Properties                                                                             12
Item 3       Legal Proceedings                                                                      14
Item 4       Submission of Matters to a Vote of Security Holders                                    14

PART II

Item 5       Market for the Registrant's Common Equity and Related Stockholder Matters              14
Item 6       Selected Financial Data                                                                15
Item 7       Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                             17
Item 7A      Quantitative and Qualitative Disclosures About Market Risk                             44
Item 8       Financial Statements and Supplementary Data                                            45
Item 9       Changes In and Disagreements with Accountants on Accounting and                        77
             Financial Disclosure
Item 9A      Controls and Procedures                                                                78

PART III

Item 10      Directors and Executive Officers of the Registrant                                     78
Item 11      Executive Compensation                                                                 78
Item 12      Security Ownership of Certain Beneficial Owners and Management                         79
Item 13      Certain Relationships and Related Transactions                                         79
Item 14      Principal Accounting Fees and Services                                                 79

Part IV

Item 15      Exhibits, Financial Statement Schedules and Reports on Form 8-K                        79

-----------------
* Information called for by Part III (Items 10 through 14) is incorporated by reference to the Registrant's Proxy
Statement dated April 5, 2004.

PART I

ITEM 1. BUSINESS

General Development and Structure of Business

Security Capital Corporation is a one-bank holding company and has two subsidiaries, First Security Bank and Batesville Security Building Corporation.

As a bank holding company, Security Capital Corporation engages in the business of banking through its sole banking subsidiary and may engage in certain non-banking activities closely related to banking and may own certain other business corporations that are not banks, subject to applicable laws and regulations. Security Capital Corporation is not currently engaging in non-bank activities, and does not own any business corporations except for Batesville Security Building Corporation, which is inactive, and has no current plans to engage in non-bank activities or own any other business corporations.

Security Capital Corporation was incorporated on September 16, 1982 for the purpose of acquiring First Security Bank and serving as a one-bank holding company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951.

Batesville Security Building Corporation, the nonbank subsidiary, was chartered under the laws of the State of Mississippi on June 23, 1971, for the purpose of acquiring real estate; to hold, improve, develop, operate, manage, mortgage, sell, exchange and lease and to generally deal and manage real estate and personal property. Batesville Security Building Corporation is a wholly owned subsidiary of Security Capital Corporation, and is currently inactive.

Security Capital Corporation’s home or principal office is located at 295 Highway 6 West, Batesville, Mississippi, 38606. The telephone of the home or principal office is (662) 563-9311. First Security Bank’s website is www.firstsecuritybk.com

Operations

Security Capital Corporation, through First Security Bank, engages in a wide range of banking activities, including accepting demand deposits, accepting savings and time deposit accounts, making secured and unsecured loans to corporations, individuals and others, issuing credit cards, issuing and processing ATM cards and debit cards, issuing commercial and standby letters of credit, originating mortgage loans, and providing personal and corporate trust services.

Security Capital Corporation’s lending services include commercial, real estate, installment, credit card loans, merchant accounts receivable loans, student loans, and agricultural loans. Revenues from Security Capital Corporation’s Lending activities constitute the largest component of Security Capital Corporation’s operating revenues.

At December 31, 2003, the loan portfolio totaled $204,424 constituting 66.94% of the earning assets of $305,362. Security Capital Corporation’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit which exceeds the authority of the loan officer or a combination of several authority limits is forwarded to the Loan Committee for approval. The Loan Committee is comprised of various Bank Directors, including the Chairman.

Security Capital Corporation’s primary lending areas are the counties of Desoto, Panola, Quitman and Tunica in the State of Mississippi. Security Capital Corporation may extend credit to borrowers out of the primary lending area but on a limited basis in which the risk is low and/or a relationship may exist with the borrower and an industry or a development in the primary lending area.

The following tables provide demographic information for Desoto, Panola, Quitman and Tunica counties, and for the State of Mississippi:

                                                         POPULATION

                                 2000               1990               1980               1970
                                 ----               ----               ----               ----

DeSoto                          107,199             67,910             53,930             35,885
Panola                           34,274             29,996             28,164             26,829
Quitman                          10,117             10,490             12,636             15,888
Tunica                            9,277              8,164              9,652             11,854
Mississippi                   2,844,658          2,573,216          2,520,698          2,216,994

SOURCE: Center for Population Studies, University of Mississippi

                                                      PER CAPITA INCOME

                                 2001           2000           1999            1998           1997
                                 ----           ----           ----            ----           ----

DeSoto                          $26,657       $25,480         $24,327         $23,851        $22,382
Panola                           17,098        16,184          15,753          15,382         15,126
Quitman                          16,098        14,282          14,192          13,731         14,091
Tunica                           16,483        17,462          17,557          16,623         16,984
Mississippi                      21,653        20,920          20,082          19,635         18,580

SOURCE: United States Department of Commerce, Bureau of Economic Analysis

                                          MEDIAN AGE

                                 2000                       1990
                                 ----                       ----

DeSoto                           33.7                       31.5
Panola                           33.0                       30.1
Quitman                          31.8                       30.1
Tunica                           30.6                       25.3

SOURCE: Center for Population Studies, University of Mississippi

Panola County and Quitman County are rural areas, in which agriculture and industry play a big part in the economy. Desoto County and Tunica County have a different economic structure. The growth and composition of Desoto County has been dictated, primarily, by the outflow from Memphis, Tennessee, seeking residential living developments as well as locations for retail businesses and other commercial developments outside the Memphis city limits. Tunica County’s economy is dependent on the gaming industry to provide employment and to provide resources for the operation of the county. The numerous casinos in the Tunica area employ residents from the surrounding counties and residents from the States of Tennessee and Arkansas.

Security Capital Corporation has in the past and intends to continue to make most types of real estate loans including but not limited to single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate.

Major classifications of loans were as follows:

                                                                   December 31,
                                                                 2003        2002
                                                                 ----        ----
                                                                  (In thousands)

     Commercial, financial and agricultural                     $32,878     $38,229
     Real estate - construction and development                  37,116      27,165
     Real estate - mortgage                                     103,348      96,737
     Installment loans to individuals                            28,529      22,602
     Other                                                        2,553       2,782
                                                               --------    --------
                                                                204,424     187,515
     Less allowance for loan losses                             (3,665)     (3,455)
                                                               --------    --------
                                                               $200,759    $184,060
                                                               ========    ========

The success of the loan portfolio is not dependent on a single borrower or group of borrowers. The large loans of the loan portfolio are defined as those loans with a balance of $315,000 and over. As of December 31, 2003, the loan portfolio totals $204.4 million of which the large lines total $58.5 million representing 68 borrowers.

Security Capital Corporation provides a wide range of personal and corporate trust and trust-related services which includes serving as executor of estates, as trustee under testamentary and inter vivos trusts and various pension and other employee benefit plans, as guardian of the estates of minors and incompetents, as escrow agent under various agreements, as transfer agent and paying agent of registered bond issues, and as custodian for assets invested. In addition, the Trust Department of First Security Bank offers a variety of investment tools which includes a money management and financial planning program that uses the skills and abilities of a Certified Financial Planner and a Certified Retirement Services Professional among other specialists who are within the employment of First Security Bank and the Trust Department.

In recent years, Security Capital Corporation has opened several new locations to expand the First Security Banking area. In October of 1998, First Security Banking locations at Como, Mississippi, and Crenshaw, Mississippi, were purchased from First Tennessee Bank. In July of 1999, Planters Bank in Tunica was purchased from First Tennessee Bank. In December of 1995, a loan production office opened in Desoto County in the city of Olive Branch with one employee. In June of 1997, a full service bank branch opened and continued First Security Bank’s operation in the Olive Branch area with four employees. In October of 2001, First Security Bank’s operation in Olive Branch moved to a newly constructed building with features of four drive-thru lanes and a total square footage of 7,000 to accommodate the projected growth in that area. The number of employees at Olive Branch in 2002 grew to twelve. In January 2001, a loan production office officially opened in Desoto County in the city of Hernando. On July 1, 2002, the operation in Hernando moved from a loan production facility to a newly constructed building, a sister to the Olive Branch building, providing full banking services. In August of 2003, a branch was opened in the town of Pope. Security Capital Corporation has offered ATM services for numerous years and began in 1995 “running” its own ATMs. Today, First Security Bank provides ATM services at twenty-three locations, sixteen of which are not located on bank property. First Security Bank, also, provides the customer with 24 hours a day, 7 days a week, access to their account balances and activity through a telephone banking product called First Line. Initiated in October of 2002, First Security Bank offered internet banking, called First Teller, to accommodate those customers desiring through technology to review their account’s activity and images of the activity, if applicable, and pay their bills from anywhere in the world.

Employees

On December 31, 2003, First Security Bank had 157 full-time equivalent employees.

Supervision and Regulation

Security Capital Corporation and First Security Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of Security Capital Corporation. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and following with Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”), numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of Security Capital Corporation and First Security Bank may be affected by legislative changes and the policies of various regulatory authorities. Security Capital Corporation is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

Security Capital Corporation is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the “BHCA”).

The BHCA. Under the BHCA, Security Capital Corporation is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. Security Capital Corporation’s and First Security Bank’ activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank holding company, such as Security Capital Corporation. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either Security Capital Corporation has registered securities under Section 12 of the Exchange Act or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

The Federal Reserve Board has imposed certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, Security Capital Corporation may borrow money to make a capital contribution to First Security Bank, and such loans may be repaid from dividends paid from First Security Bank to Security Capital Corporation (although the ability of First Security Bank to pay dividends is subject to regulatory restrictions as described below in “Dividends” under Item 5). Security Capital Corporation is also able to raise capital for contribution to First Security Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, Security Capital Corporation is expected to act as a source of financial strength to First Security Bank and to commit resources to support First Security Bank in circumstances in which Security Capital Corporation might not otherwise do so. Under the BHCA, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

State and FDIC Regulation. First Security Bank is subject to regulation and periodic examinations by the FDIC and the State of Mississippi Department of Banking and Consumer Finance. These regulatory authorities examine such areas as reserves, loan and investment quality, management policies, procedures and practices and other aspects of operations. These examinations are designed for the protection of the Banks’ depositors, rather than their stockholders. In addition to these regular examinations, the Company and the Banks must furnish periodic reports to their respective regulatory authorities containing a full and accurate statement of their affairs.

FDICIA. All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition, or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

FDICIA contains a “prompt corrective action” section intended to resolve problem institutions at the least possible long-term cost to the deposit insurance funds. Pursuant to this section, the federal banking agencies are required to prescribe a leverage limit and a risk-based capital requirement indicating levels at which institutions will be deemed to be “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” In the case of a depository institution that is “critically undercapitalized” (a term defined to include institutions which still have positive net worth), the federal banking regulators are generally required to appoint a conservator or receiver.

Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like First Security Bank have paid for deposit insurance under a risk-based premium system.

Transactions With Affiliates and Insiders. First Security Bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans to, and certain other transactions with, affiliates, as well as on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.

First Security Bank is also subject to Section 23B of the Federal Reserve Act, which prohibits an institution from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution, as those prevailing at the time for comparable transactions with nonaffiliated companies. First Security Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, the OCC, or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

Other Regulations. Interest and certain other charges collected or contracted for by First Security Bank are subject to state usury laws and certain federal laws concerning interest rates. First Security Bank’s loan operations are subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Act, concerning the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of First Security Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Enforcement Powers. FIRREA expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties” (primarily including management, employees, and agents of a financial institution, independent contractors such as attorneys and accountants, and others who participate in the conduct of the financial institution’s affairs). These practices can include the failure of an institution to timely file required reports; the filing of false or misleading information; or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, FIRREA expanded the appropriate banking agencies’ power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Effect of Governmental Monetary Policies. The earnings of First Security Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments, and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Financial Services Modernization Act. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

         Generally, the Financial Services Modernization Act:

         o        Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

         o        Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

         o        Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

         o        Provides an enhanced framework for protecting the privacy of consumer information;

         o        Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

         o        Modifies the laws governing the implementation of the Community Reinvestment Act ("CRA"); and

         o        Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

In order for a bank holding company to take advantage of the ability to affiliate with other financial services providers, that company must become a “Financial Holding Company” as permitted under an amendment to the BHCA. To become a Financial Holding Company, Security Capital Corporation would file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve must also determine that each insured depository institution subsidiary of Security Capital Corporation has at least a “satisfactory” CRA rating.

The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

Security Capital Corporation and First Security Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that Security Capital Corporation and First Security Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Security Capital Corporation and First Security Bank.

Capital. Security Capital Corporation and First Security Bank are required to comply with the capital adequacy standards established by the Federal Reserve Board and the FDIC. There are two basic measures of capital adequacy for bank holding companies and their banking subsidiaries: a risk-based measure and a leverage measure.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among depository institutions and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum guideline for the total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit (“total capital ratio”) is 8.0 percent. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 capital”). The remainder may consist of subordinated debt, other preferred stock, a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations (“Tier 2 capital”).

The following table represents the capital ratios for Security Capital Corporation and First Security Bank as of December 31, 2003:

                                          Corporation                                      Bank
Risk-Based Capital Ratio                    Ratio                      Ratio            Requirements
------------------------                    -----                      -----            ------------
Total Capital                               16.48                      15.65                 8
Tier 1 Capital                              15.22                      14.40                 4
Leverage Capital                            10.79                      10.19                 3

Deposit Insurance Assessments. The deposits of First Security Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of First Security Bank are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC. However, a portion of First Security Bank’s deposits, relating to a savings association acquisition, are subject to assessments imposed by the Savings Association Insurance Fund (“SAIF”) of the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”). The FDIC is currently assessing, effective for the first quarter of 2004, BIF- and SAIF-insured deposits totaling an additional 1.54 basis points per $100 of deposits.

Competition

The banking business is a highly competitive business. Security Capital Corporation’s market area consists principally of Panola, Quitman, Desoto and Tunica Counties in Mississippi. Security Capital Corporation competes with other financial institutions, as well as insurance companies and various other entities, for deposits and in providing financial services in these counties and the surrounding counties. Security Capital Corporation, as provided by the FDIC Market Share Report of June 30, 2003 (the latest Market Share Report), held 53.20% of the deposit market in Panola County. In Quitman County - an area with no growth and poor economy in the best of years - this same report reflects Security Capital Corporation holding 18.98 % of the deposit market. The majority of the deposit market is being held by the financial institution owned by one of the longstanding wealthy families in the area. In Desoto County, an area filled with large regional banks and national banks, Security Capital Corporation occupies a growing share of 4.61% of the deposit market as of June 30, 2003. Management measures the success of the locations in this area, not only by the growth of the deposits, but by its ability to continue to be competitive and to grow in the loan production area. In Tunica County, Security Capital Corporation ranks second of the three financial institutions with a 35.72% share of the deposit base.

Risk Factors

Because of the Lack of an Established Trading Market and Restrictions on Transfer, Shareholders May Not be Able to Quickly and Easily Sell Their Common Stock.

There has been no established or liquid market for the Common Stock. Because of the substantial restrictions on transfer of the Common Stock, Security Capital Corporation does not anticipate that a reliable or liquid secondary trading market for the Common Stock will exist or develop in the foreseeable future.

Changes in Local Economic Conditions Could Reduce Our Income and Growth, and Could Lead to Higher Levels of Problem Loans and Charge-Offs.

Security Capital Corporation makes loans, and most of its assets are located in Panola, Quitman, Desoto, and Tunica Counties in Mississippi. Adverse changes in economic conditions in these areas could hurt Security Capital Corporation’s ability to collect loans, could reduce the demand for loans, and could negatively impact performance and financial condition.

Security Capital Corporation's Profitability Depends on Economic Policies and Factors Beyond Our Control.

Security Capital Corporation’s earnings depend to a great extent on “rate differentials,” which are the differences between interest income that Security Capital Corporation earns on loans and investments and the interest expense paid on deposits and other borrowings. These rates are highly sensitive to many factors which are beyond Security Capital Corporation’s control, including general economic conditions and the policies of various government and regulatory authorities. Changes in interest rate policy by the Board of Governors of the Federal Reserve System affect Security Capital Corporation’s interest income, interest expense and investment portfolio. Also, governmental policies such as the creation of a tax deduction for individual retirement accounts can increase savings and affect the cost of funds. A rapid increase or decrease in interest rates could have an adverse effect on the net interest margin and results of operations of Security Capital Corporation. The nature, timing and effect of any future changes in federal monetary and fiscal policies on Security Capital Corporation and its results of operations are not predictable.

There is No Assurance That Security Capital Corporation Will be Able to Successfully Compete with Others for Business.

The banking business is highly competitive, and the profitability of Security Capital Corporation depends principally upon its ability to compete in the market areas where its banking operations are located. Security Capital Corporation competes with other commercial banks, savings banks, savings and loan associations, credit unions, mortgage companies, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than Security Capital Corporation. Many of these competitors have greater financial and other resources than Security Capital Corporation, and certain larger competitors are recent entrants into Security Capital Corporation’s markets.

Available Information

The Company maintains an internet website at www.firstsecuritybk.com. Currently, the Company has not provided on its website the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as filed with the Securities and Exchange Commission. However, electronic or paper copies of the reports will be provided, free of charge, upon request by mail, through our website or in person Steps have been taken to incorporate these reports early in 2004 into the Company’s website and, thereafter, to have the reports available as soon as reasonably practical after the reports are filed with the Commission. Information on the Company’s website is not incorporated into this Form 10-K or the Company’s other securities filings and is not a part of them.

Statistical Disclosure

The statistical disclosures for the Company are contained in Tables 1 through 16 in Items 6 and 7.

ITEM 2. PROPERTIES

Security Capital Corporation through First Security Bank, currently operates from its main office in central Batesville and from 11 additional branches in Panola, Quitman, Desoto, and Tunica Counties - all located in Mississippi. Information about these branches is set forth in the table below:

Name of Office                        Location/Telephone Number                   Banking Services Offered
--------------                        -------------------------                   ------------------------

Main Office                           295 Highway 6 West;                        Loans, Deposits, Cash,
                                      Batesville, Mississippi 38606;             Safe Deposit Boxes, ATM,
                                      662-563-9311                               Trust, Drive-thru.

Express Branch                        130 Highway 51 North                       Drive-thru, Cash.
                                      Batesville, Mississippi 38606;
                                      662-563-9311

Marks Branch                          Highway 3 South                            Loans, Deposits, Cash,
                                      Marks, Mississippi 38646;                  Safe Deposit Boxes,
                                      662-326-8053                               Drive-thru.

Power Drive Branch                    230 Power Drive                            Loans, Deposits, ATM
                                      Batesville, Mississippi 38606;             Safe Deposit Boxes,
                                      662-563-9311                               Cash, Drive-thru

Sardis Branch                         201 South Main                             Loans, Deposits, Cash
                                      Sardis, Mississippi 38666;                 Safe Deposit Boxes,
                                      662-487-1661                               Drive-thru.

Olive Branch Branch                   6659 Highway 305                           Loans, Deposits, Cash,
                                      Olive Branch, Mississippi 38654;           Safe Deposit Boxes, ATM,
                                      662-895-1994                               Drive-thru.

Como Branch                           227 Main Street                            Loans, Deposits, Cash
                                      Como, Mississippi 38619                    Safe Deposit Boxes,
                                      662-526-5191                               Drive-thru.

Crenshaw Branch                       729 Broad Street                           Loans, Deposits, Cash,
                                      Crenshaw, Mississippi                      Safe Deposit Boxes,
                                      662-382-5215                               Drive-thru.

Tunica Branch                         1262 Edwards Street                        Loans, Deposits, Drive-
                                      Tunica, Mississippi                        thru, Safe Deposit Boxes,
                                      662-363-2311                               ATM. Cash.

Robinsonville Branch                  11490 Old Highway 61                        Loans, Deposits, Drive-
                                      Robinsonville, Mississippi                  thru, Cash, ATM.
                                      662-363-5015

Name of Office                        Location/Telephone Number                  Banking Services Offered
--------------                        -------------------------                  ------------------------

Hernando Branch                       985 Commerce Street                        Loans, Deposits, Cash,
                                      Hernando, Mississippi                      Safe Deposit Boxes,
                                      662-449-4115                               ATM, Drive-thru.

Pope Branch                           7024 Highway 51                            Deposits, Cash, ATM,
                                      Pope, Mississippi                          Drive-thru.
                                      662-578-5650

Trust and Financial Services          220 Power Drive                            Investment Planning &
Branch                                Batesville, Mississippi                    Management,
                                      662-563-9311                               Personal Trusts,
                                                                                 Corporate Trusts, Pension &
                                                                                 Profit-Sharing Plans, IRAs,
                                                                                 Paying Agent Accounts.

First Security Bank owns its main office and all of its branch offices, except the Express Branch. The Express Branch is leased for an annual rent of $9,600 under a ground lease agreement that expires in 2007, with an option to renew. The main office facility, originally was occupied in 1973, is used solely by Security Capital Corporation and First Security Bank. This facility contains approximately 21,300 square feet and houses the executive offices and the operations department as well as providing the customer area for cash, deposit, safe deposit and loan transactions. The other branch buildings range in size from approximately 600 square feet for the Express Branch to 7,000 square feet for the Hernando and Olive Branch locations.

ITEM 3. LEGAL PROCEEDINGS

First Security Bank is the defendant in a case styled Amy French, individually, and Austin Lenard, a minor, by and through His Next Friend and Mother, Amy French vs. First Security Bank and Joshua Hawkins, Cause No. 2002-327-BB, filed on December 17, 2002 in the Circuit Court of the Second Judicial District of Panola County, Mississippi. The case involves an accident that occurred when a First Security Bank employee traveling in his personal vehicle to service an ATM was involved in an automobile accident. The pregnant occupant of the other vehicle gave birth later that day. The claims in the lawsuit are that the mother and child are experiencing permanent and continuing injuries, and the plaintiffs ask for compensatory damages in the amount determined to be fair by the jury.

From time to time First Security Bank is a defendant in various other lawsuits arising out of the normal course of business. In the opinion of management, the ultimate resolution of this category of claims should not have a material adverse effect on Security Capital Corporation’s consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a shareholder vote during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Value

There is no public trading market for the Common Stock of Security Capital Corporation. The articles and bylaws of Security Capital Corporation give Security Capital Corporation a right of first refusal to acquire shares when a shareholder wishes to sell stock.

Dividends

Security Capital Corporation paid an annual cash dividend of $.95 per share in 2003 and $.86 per share (split adjusted) in 2002. The primary source of funds for dividends paid by Security Capital Corporation to its shareholders is the dividend income received from First Security Bank. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. Under Mississippi law, the payment of dividends by First Security Bank must be approved by the Mississippi Department of Banking and Consumer Finance. The FDIC also has the authority to regulate the payment of dividends and to prohibit a regulated depository institution from engaging in what in such agency’s opinion constitutes an unsafe or unsound practice for conducting business. Depending upon the financial condition of the depository institution, payment of dividends could be deemed to constitute such an unsafe or unsound practice. In addition, a depository institution may not pay a dividend or otherwise make a capital distribution if the payment thereof would cause such institution to fail to satisfy its capital requirements.

Number of Holders

At December 31, 2003 there were 607 stockholders of record of the Company’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

Five Year Financial Summary

The following table sets forth certain financial information for Security Capital Corporation on a consolidated historical basis. Such information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes appearing elsewhere in this report.

                                         Security Capital Corporation
                                     Table 1 - Five Year Financial Summary

                                             12/31/03     12/31/02     12/31/01     12/31/00     12/31/99
                                             (in thousands except per share data and Other Financial Data)
Income Statement Data:
Interest Income                                17,009       16,847       19,834       20,487       16,477
Interest Expense                                3,955        4,760        7,744        8,966        6,419
Net Interest Income                            13,054       12,087       12,090       11,521       10,058
Provision for Loan Losses                        -546         -672         -701         -326         -271
Net Interest Income After Provision            12,508       11,415       11,389       11,195        9,787
Noninterest Income                              5,666        5,155        4,591        2,885        2,836
Noninterest Expenses                           10,618       10,092        9,555        8,779        7,346
Income Before Income Taxes                      7,556        6,478        6,425        5,301        5,277
Income Tax Expense                             -2,039       -1,666       -1,814       -1,079       -1,507
NET INCOME                                      5,517        4,812        4,611        4,222        3,770

Per Share Data:
Net Income*                                      2.34         2.04         1.95         1.79         1.59
Cash Dividends*                                  0.95         0.86         0.77         0.69         0.62
Book Value*                                     17.30        16.04        14.58        13.08        11.58

Other Ratios:
Return on Average Assets                         1.66         1.60         1.62         1.52         1.59
Return on Equity                                13.73        13.45        13.78        14.67        13.97
Loans to Deposits                               70.87        70.60        72.33        77.84        61.45
Loans to Total Assets                           60.08        59.42        61.08        63.26        54.17
Equity Capital to Total Assets                  12.01        12.00        12.36        10.87         9.93
Average Equity to Average Assets                12.12        11.94        11.73        10.35        11.38
Dividend Payout Ratio                           40.60        42.06        39.51        38.83        38.69

Other Financial Data:
Cash Dividends Declared                     2,243,187    2,022,867    1,819,753    1,632,254    1,464,944
Weighted Average
Outstanding Common Shares                   2,361,090    2,360,351    2,360,580    2,364,791    2,376,658

 * The per share information is based upon the retroactive effect of the stock dividends for the period.

The per share data being reflected was derived using the weighted average number of outstanding shares at December 31, 2003 as the denominator. (The weighted average number of outstanding shares at December 31, 2003 was 2,361,090.) For example, the cash dividends per share was determined by dividing the amount of dividends by 2,361,090.

Balance Sheet Data:

Total Assets                                  340,253      315,596      278,512      284,579      276,617

Earning Assets                                304,056      276,677      244,345      250,369      243,224

Investment Securities AFS                      77,311       75,617       62,773       68,768       72,757

Investment Securites HTM                        2,053            0            0            0       11,818

Loans - Net                                   200,759      184,060      167,079      177,115      147,119

Allowance for Loan Losses                       3,665        3,455        3,039        2,920        2,716

Total Deposits                                288,442      265,597      235,192      231,302      243,821

Savings Deposits                               25,869       19,747       17,552       16,714       17,242

Time Deposits                                 110,914      121,093      112,032      105,051      102,957

Long Term Borrowings                            4,738        5,113        3,678        2,423        2,504

Shareholders' Equity                           40,848       37,857       34,429       30,920       27,480

Average Balances:

Total Assets                                  331,612      299,830      285,249      278,081      237,140

Earning Assets                                296,651      268,860      257,788      251,152      214,332

Securities                                     87,954       69,521       67,788       75,395       78,778

Total Loans                                   197,814      179,295      178,263      167,795      126,317

Allowance for Loan Losses                       3,667        3,232        3,006        2,807        2,167

Savings Deposits                               23,006       18,340       16,277       16,764       15,043

Time Deposits                                 114,998      110,189      114,704      103,388       95,429

Long-Term Borrowings                            3,197        4,852        3,539        2,460        2,539

Shareholder's Equity                           40,183       35,790       33,470       28,775       26,979

Other Data:

Number of Employees                               157          146          140          130          124

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Application of Critical Accounting Policies

Release 33-8098 requires the company to disclose any accounting estimates based on highly uncertain data and any material impact from adopting an accounting statement or policy.

The primary area in which there is uncertainty is the potential losses in the loan portfolio. In this area, an estimate is derived from an analysis of the loan portfolio and the Allowance for Loan Losses of the loans and the loan types that pose a risk of being a future loss. To prepare for the potential loss, an increase will be made to the loan loss reserve, if needed, for the inclusion of the balances or a percentage of the balances of the identified risks in the loan portfolio. With the need to increase the Allowance for Loan Losses, an increase will occur in bad debt expense or the Provision for Loan Losses expense which ultimately lowers the net income which is reflected on the Income Statement. In addition, the building up of the Allowance for Loan Losses results in a decrease in the total assets reflected on the balance sheet by the decrease in the net loan portfolio. The amount expensed - which is a non-cash transaction - for the accounting period will be an adjustment on the Statement of Cash Flows. In 2003, the allocation to Allowance for Loan Losses increased expenses and lowered net income and net assets by $546 thousand. For future periods, the affect on the income statement and the balance sheet will be dependent on the amount of loan charge offs and the strength of the loan portfolio for the accounting period. If the charge offs decrease and the analysis of the loan portfolio and the Allowance for Loan Losses determine no additional provisions are required, the cease or decrease of the accrual estimate will boost income and net assets. See “Allowance and Provision for Loan Losses” for more details.

Management's Discussion and Analysis of Financial Condition and Results of Operations
For the Years Ended December 31, 2003, 2002 and 2001

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of Security Capital Corporation’s balance sheets and statements of income. This section should be read in conjunction with Security Capital Corporation’s Consolidated Financial Statements and accompanying Notes and other detailed information appearing elsewhere in this report.

This discussion includes various forward-looking statements with respect to credit quality (including delinquency trends and the allowance for loan losses), corporate objectives and other financial and business matters. When used in this discussion the words “anticipate,” “project,” “expect,” “believe,” and similar expressions are intended to identify forward-looking statements. Security Capital Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ materially from forward-looking statements.

In addition to factors disclosed by Security Capital Corporation elsewhere in this report, the following factors, among others, could cause actual results to differ materially from such forward-looking statements: exposure to local economic conditions, interest rate risk, credit quality, risks inherent in consumer and commercial lending, competition, and the extent and timing of legislative and regulatory actions and reforms.

Results of Operations

Overview

Security Capital Corporation earned $5,517,464 or $2.34 per share for 2003, $4,812,292 or $2.04 per share for 2002 and $4,611,110 or $1.95 per share for 2001 representing an increase of $906,354 or $.39 per share for the period from year 2001 through year 2003. These changes are due primarily to an increase in service charges on deposits and a decline in interest rates on deposits, offset by increases in salaries and employee benefits.

Net Interest Income

Net interest income is the most significant component of Security Capital Corporation’s earnings. Net interest income is the difference between interest and fees realized on earning assets, primarily loans and securities, and interest paid on deposits and other borrowed funds. The net interest income is determined by several factors, including the volume of earning assets and liabilities, the mix of earning assets and liabilities and interest rates. Although there are a certain number of these factors which can be controlled by management policies and actions, there are certain other factors, such as the general level of credit demand, the Federal Reserve Board monetary policy, and changes in tax law that are beyond the control of management.

The increase in net interest income in 2003 as compared to 2002 is due primarily to the increase in loans and the decrease in interest expense, which resulted primarily from a decline in interest rates.

The following table sets forth the major components of interest earning assets and interest-bearing liabilities for three consecutive years ending December 31, 2003. In the table below, the loan interest does not include loan fees and the interest on securities does not consider discount accretion and premium amortization.

                                          Security Capital Corporation
                         Table 2 - Average Balances; Interest Earned and Interest Yields

                                                            Years ended December 31,
                                ----------------------------------------------------------------------------------
                                            2003                        2002                      2001
                                ----------------------------------------------------------------------------------
                                 Average             Average  Average          Average  Average          Average
                                 Balance  Interest   Yields   Balance Interest  Yields  Balance Interest  Yields
                                ----------------------------------------------------------------------------------
Assets:
------
Interest-Earning Assets:
-----------------------
Securities                         85,582     3,274      3.83  66,418    3,232     4.87  66,403    3,506     5.28
BV to MV                            2,372                       3,103                     1,385
Total Securities                   87,954     3,274      3.72  69,521    3,232     4.65  67,788    3,506     5.17

Loans (2)
Commercial/Agricultural           138,228     8,409      6.08 124,815    8,241     6.60 133,008   11,390     8.56
Consumer/Installment               55,178     4,559      8.26  49,593    4,348     8.77  37,563    3,649     9.71
Mortgage                            1,565       127      8.12   2,119      187     8.82   4,285      375     8.75
Other Personal Loans                2,843       168      5.91   2,768      229     8.27   3,407      251     7.37
Total Loans                       197,814    13,263      6.70 179,295   13,005     7.25 178,263   15,665     8.79

Other Investments
CDs with Other Banks                  676        28      4.14   2,742      167     6.09   6,851      238     3.47
Federal Funds Sold                  5,412        64      1.18   5,908       98     1.66   4,755      163     3.43
FHLB Account/Bank Accounts          4,795        47      0.98  11,394      177     1.55     131        4     3.05
Total Other                        10,883       139      1.28  20,044      442     2.21  11,737      405     3.45

Total Earning Assets              296,651    16,676      5.62 268,860   16,679     6.20 257,788   19,572     7.59

Noninterest Earning Assets:
--------------------------
Allowance for Loan Losses          -3,667                      -3,232                    -3,006
Fixed Assets                       11,277                      11,077                     9,307
Other Assets                       14,808                      12,075                    12,274
Cash and Due Froms                 12,543                      11,050                     8,886

Total Noninterest Earning          34,961                      30,970                    27,461
Assets

Total Assets                      331,612                     299,830                   285,249

Liabilities & Shareholder
Equity

Interest-Bearing Liabilities
Deposits:
Interest-Bearing DDA               93,409       931      1.00  79,950    1,072     1.34  70,591    1,559     2.21
Savings Deposits                   22,780       258      1.13  18,127      289     1.59  16,097      324     2.01
Time Deposits                     114,998     2,421      2.11 110,189    2,939     2.67 114,704    5,431     4.73

Total Interest-Bearing Deposits   231,187     3,610      1.56 208,266    4,300     2.06 201,392    7,314     3.63

Borrowed Funds
Short-Term Borrowings                 860        10      1.16     625       10     1.60     931       44     4.73
FHLB Advances- Short/Long-Term      7,985       334      4.18   9,809      459     4.68   7,222      396     5.48

Total Borrowed Funds                8,845       344      3.89  10,434      469     4.49   8,153      440     5.40

Total Interest-Bearing            240,032     3,954      1.65 218,700    4,769     2.18 209,545    7,754     3.70
Liabilities

Non-Interest-Bearing
Liabilities
Non-Interest-Bearing Deposits      47,260                      41,765                    38,917
Other Liabilities                   4,137                       3,575                     3,317

Shareholders' Equity               40,183                      35,790                    33,470

Total Liabilities & SH Equity     331,612                     299,830                   285,249

Net Interest Income &
Interest Rate Spread                         12,722      3.97           11,910     4.02           11,818     3.89

Net Interest Margin                                      4.29                      4.43                      4.58

The following table sets forth net interest earning assets and liabilities for 2003, 2002 and 2001.

                    Table 3 - Net Interest Earning Assets

                             2003                 2002                  2001
Average Interest
Earning Assets              296,651              268,860              257,788

Average Interest
Bearing Liabilities         240,032              218,700              209,545

Net                          56,619               50,160               48,243

Table 3A - Volume/Rate Analysis depicts the dollar effect of volume and rate changes from 2001 to 2003. Variances which were not specifically attributable to volume or rate were allocated proportionately between rate and volume using the absolute values of each for a basis for the allocation. Non-accruing loans were included in the average loan balances used in determining the yields.

                                 Table 3A - Volume/Rate Analysis

                                  2003 Change from 2002              2002 Change from 2001
                              Volume    Rate       Total        Volume     Rate         Total

INTEREST INCOME:

Loans                             1241    -983            258         75     -2735           -2660

Investment Securities              686    -644             42         80      -350            -270

Other                             -117    -186           -303        184      -147              37

Total Interest Income             1810   -1813             -3        339     -3232           -2893

INTEREST EXPENSE:

Interest Bearing
Demand Deposit Accounts            135    -276           -141        125      -612            -487

Savings Deposits                    53     -84            -31         32       -68             -36

Time Deposits                      101    -619           -518       -121     -2370           -2491

Borrowed Funds                     -62     -63           -125        102       -73              29

Total Interest Expense             227   -1042           -815        138     -3123           -2985

NET INTEREST INCOME               1583    -771            812        201      -109              92
Non-Interest Income and Non-Interest Expense

Non-interest expense increased by 5.62% from 2001 to 2002 and increased by 5.21 % from 2002 to 2003, primarily because of increases in salaries and employee benefits. This increase reflects Security Capital Corporation’s move into new market areas, namely Tunica, Robinsonville, Hernando and Pope, that required banking facilities as well as employees to perform the operational procedures. Also, Security Capital Corporation provided its Olive Branch location and Hernando location with a new state of the art building to address the needs of its staff and the increase in business as well as to present an attractive banking establishment for its customers. Of course with the establishment of a new facility, other costs are involved such as utility expense, the purchase of new equipment and the increase in the maintenance costs of the equipment. In addition to the increase in employees, salaries and employee benefits normally increase in a range from 3% to 7% depending the profits and the attainment of performance goals.

Non-interest income increased by $511 thousand from 2002 to 2003 due primarily to a gain of $406 thousand from the sale of stock in a company that had provided credit life and disability insurance services to the Company.

The following table provides details on non-interest income and expense for the Years ended December 31, 2001 through 2003.

          Table 4 - Non-Interest Income and Expense
                                                                            For the Year Ended December 31,
                                                                             2003         2002       2001
          Non-Interest Income:
          Trust Department Income                                             876          734        652
          Service Charges: Deposits                                         3,758        3,671      3,456
          Other Operating Income                                             1032          750        483
          Total Non-Interest Income                                         5,666        5,155      4,591

          Non-Interest Expense:
          Salaries & Employee Benefits                                      6,649        6,145      5,598
          Occupancy Expense                                                 1,311        1,267      1,143
          Other Operating Expense                                           2,658        2,680      2,814
          Total Non-Interest Expense                                       10,618       10,092      9,555
Income Taxes

Security Capital Corporation records a provision for income taxes currently payable, along with a provision for those taxes in the future. Such deferred taxes arise from differences in timing of certain items for financial statement reporting rather than income tax reporting. Security Capital Corporation benefits in its computation of income taxes due from having tax-exempt securities and loans.

Financial Condition

Loans

The loan portfolio constitutes the major earning asset of Security Capital Corporation and in the opinion of management offers the best alternative for maximizing interest spread above the cost of funds. The continuing loan growth is primarily due to Security Capital Corporation’s move to a market area that is experiencing rapid growth in the building of residential and commercial structures. Real Estate Loans and Commercial Loans comprise the largest segment of the loan portfolio. Commercial loans which bear a higher degree of risk comprise 9.11% of the loan portfolio at December 31, 2003. Agricultural loans, another type of loan that carries a higher degree of risk, are only 2.10% of the loan portfolio at December 31, 2003.

Authorization of Loans

The Board of Directors of the Corporation has approved guidelines and policies specific for each type loan. These guidelines are followed under the direction of the President and the Senior Loan Officer. All loans made above $25,000 will be presented by the officer originating the loan to a committee of loan officers for a review of the maker(s), the repayment ability, source of repayment, type and sufficiency of collateral and length of repayment. The loans reviewed will be compiled into a report certifying that the loans have been made in accordance with the Board approved policies and principles. This periodic report is submitted to the Directors Loan Committee for review and then ratified at the next scheduled meeting. Each loan officer has an individual lending limit (not to exceed the legal limit of $250,000) which is awarded based on his or her lending experience and length of service. Any loan in excess of the loan officer’s limit must be approved prior to consummation by the Senior Loan Officer or the President or the Board of Directors or by a combined lending authority with another loan officer. All loans or lines of credit over $250,000 must be pre-approved by the Directors Loan Committee.

Collateral and Documentation Requirements

All loans must have an ample margin of safety between the loan advance and the current fair value of the collateral. The benchmark, under normal circumstances, is loan advances for all types of loans should not to exceed 80% of the current fair value of the collateral. However, decisions of judgement are needed in special circumstances and this percentage may be reduced by the abnormality/unusual nature of the collateral. Documentation of the collateral is properly collected before the loan transaction is completed and will meet the requirements (to name a few) of the Mississippi Uniform Commercial Code, the Loan Policy, and all pertinent regulations. In an effort to secure and to protect the liens of the First Security Bank, a staff provides loan management with periodic reports highlighting loan accounts requiring additional documentation. In addition, the compliance and loan review officer along with the internal audit staff monitor the procedures on an ongoing basis with reports for management of any deficiencies.

Characteristics, Criteria and Risks of Types

The composition of the loan portfolio consists chiefly of real estate, agricultural, consumer and commercial loans. Real estate loans, in addition to the general collateral and documentation requirements, require the performance of an appraisal or evaluation before the credit decision is made. An appraisal is required for all new real estate loans where the loan amount is $250,000 or greater. All appraisals must be prepared by a certified appraiser. However, on 1-4 family residential real estate loans less than $1,000,000, the appraisal may be prepared by a licensed appraiser. For small loans (less than $250,000), the appraisals may be performed by a certified or licenced in-house appraiser. Real estate loans are normally considered a low risk due to the required strength in collateral. Agricultural loans mandate an extensive review of the customer’s farming tract record, financial statements, cash flow statements, projected income and collateral. The depth of these reviews should determine the honesty, integrity, the debt status, the repayment ability and the collateral strength of the farmer. To combat this high risk area, the bank’s policy is for production loans to be completely secured with tangible assets and not to exceed 60% of the projected cash repayment ability. Consumer loans is another area of high risk due to the type and location of the collateral and the volatility of the economy which may affect the payback ability of the customer. The consumer loans normally require the pledging of collateral. However, up to $10,000 may be extended without the pledging of the collateral but must be based on the creditworthiness of the loan applicant. Credit card loans (a very high risk area) - in the consumer group - require a financial statement submitted in order for a credit limit of $5,000 and over to be granted. Commercial loans require a review of the purpose and the assessment of the future benefit of the operation, the financial statements, and the collateral on the onset to determine the strength of the potential loan asset. The degree of risks associated with the commercial lending is dependent on the completeness of the initial loan evaluation process.

Concentration of Credit

The bank monitors its loans in a manner that the loan portfolio will not represent an excessive risk due to concentrations of credit from a large volume of economically related assets advanced to one individual, related groups of borrowers or industry. Loans to one individual or corporation shall not exceed the limits set by state law. Mississippi state law states that the limit of lending to one individual or entity shall not exceed 20% of unimpaired capital and reserves. To keep abreast of the loan concentrations, a tracking of individual borrowers, related groups of borrowers and industry groups as well as geographical locations is compiled in a quarterly report that is presented to the Directors Loan Committee.

The following table reflects outstanding balances by loan types for the past five years.

                                        Table 5 - Loans by Type

                                                                        December 31,
                                                        2003      2002      2001      2000      1999

Commercial, Financial & Agricultural                     32,878    38,229    34,459    43,539    43,068
Real Estate - Construction & Development                 37,116    27,165    21,183    21,792    15,079
Real Estate - Mortgage                                  103,348    96,737    88,074    82,927    62,699
Installment Loans to Individuals                         28,529    22,602    23,893    28,192    25,834
Other                                                     2,553     2,782     2,509     3,585     3,155

Total Loans                                             204,424   187,515   170,118   180,035   149,835

        The following table reflects the maturity schedule or repricing frequency of all loans that will reprice or mature within one year.

e
                           Table 6 - Loan Liquidity

                                                                12/31
                                                           2003        2002
Loans That Will Reprice or Will Mature:

Within 1 Year                                               120,186    103,781

Over 1 Year:
Variable Rates                                               24,149     32,213
Fixed Rates                                                  60,089     51,521

Total Loans                                                 204,424    187,515
Allowance and Provision for Loan Losses

The provision for loan losses represent charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed by management to be sufficient to absorb losses inherent in the credit portfolio. Factors considered in establishing an appropriate allowance include: a careful assessment of the financial condition of the borrower; a realistic determination for the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; a comprehensive analysis of the levels and trends of loan categories; and review of delinquent and classified loans.

Security Capital Corporation maintains a comprehensive loan review program to evaluate loan administration, credit quality, and loan documentation. This program includes a regular review of problem loans, delinquencies, and charge-offs. The adequacy of the allowance for loan losses is evaluated on a quarterly basis. This evaluation focuses on specific loan reviews, changes in the type and volume of the loan portfolio given the current and forecasted economic conditions, and historical loss experience. Any one of the following conditions may necessitate a review of a specific loan: a question of whether the customer's cash flow or net worth may not be sufficient to repay the loan; the loan has been criticized in a regulatory examination; the accrual of interest has been suspended; serious delinquency; or other reasons where either the ultimate collectibility of the loan is in question or the loan has other special or unusual characteristics which require special monitoring.

Activity in the allowance for loan losses is reflected in Table 7 - Analysis of Allowance for Loan Losses. The recorded values of loans and leases actually removed from the consolidated balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, become net charge-offs. Security Capital Corporation's policy is to charge-off loans, when, in management's opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize recovery.

                                       Security Capital Corporation
                                    Table 7 - Allowance for Loan Losses

                                             2003       2002      2001      2000      1999
Balance at
   Beginning of Year                         3,455      3,039     2,920     2,716     1,676

Loans Charged-Off
Commercial, Financial & Agricultural           146         75        58       252       174
Real Estate - Construction &                     4          0
Development
Real Estate - Mortgage                          69         75       121
Installment Loans to Individuals               167        584       666       116       166
Other                                          324          4        21        15         5
Total Charge-Offs                              710        738       866       383       345

Charge-Off Recovered
Commercial, Financial & Agricultural            36          8        18        69       122
Real Estate - Construction &                    26          6         2
Development
Real Estate - Mortgage                           0         39         6         6
Installment Loans to Individuals               104        423       254       185        99
Other                                          208          6         4         1         1
Total Recoveries                               374        482       284       261       222

Net Charge-Offs                                336        256       582       122       123

Current Year Provision                         546        672       701       326       271
Adjustment (1)                                                                          892

Balance at EOY                               3,665      3,455     3,039     2,920     2,716

Loans at EOY                               204,424    187,515   170,118   180,035   149,835

                                       Security Capital Corporation
                                    Table 7 - Allowance for Loan Losses

                                             2003       2002      2001      2000      1999

Ratio: Allowance to Loans                    1.79%      1.84%     1.79%     1.62%     1.81%

Average Loans                              197,814    179,295   178,263   167,795   126,317

Ratio: Allow. To Avg Loans                   1.85%      1.93%     1.70%     1.74%     2.15%

Ratio:  Net Charge Offs to Average           0.17%      0.14%     0.33%     0.07%     0.10%
Loans

(1) Reserves were obtained with the
acquisition of a branch.

                                Composition of Loan Portfolio by Type at End of Year

                                             2003       2002      2001      2000      1999

Commercial, Financial & Agricultural        32,878     38,229    34,459    43,539    43,068
Real Estate - Construction &                37,116     27,165    21,183    21,792    15,079
Development
Real Estate - Mortgage                     103,348     96,737    88,074    82,927    62,699
Installment Loans to Individuals            28,529     22,602    23,893    28,192    25,834
Other                                        2,553      2,782     2,509     3,585     3,155

Total Loans                                204,424    187,515   170,118   180,035   149,835

Nonperforming assets and relative percentages to loan balances are presented in Table 8 - Nonperforming Assets. The level of nonperforming loans and leases is an important element in assessing asset quality and the relevant risk in the credit portfolio. Nonperforming loans include non-accrual loans, restructured loans, and loans delinquent 90 days or more. Loans are classified as non-accrual when management believes that collection of interest is doubtful, typically when payments are past due over 90 days, unless well secured and in the process of collection. Another element associated with asset quality is other real estate owned (OREO), which represents properties acquired by Security Capital Corporation through loan defaults by customers.

                                  Table 8 - Nonperforming Assets

                                                        December 31,
                                        2003      2002      2001      2000      1999
Loans:
Non-accrual                               78       590       495       306       238
90 Days+ Past-Due                        629       307       333       162       447

Total Nonperforming Loans                707       897       828       468       685
As % of Total Loans                    0.35%     0.48%     0.49%     0.26%     0.46%

Other Real Estate                        129       234       228       214         5
As % of Total Loans                    0.06%     0.12%     0.13%     0.12%     0.00%

Loan Loss Reserve                      3,665     3,455     3,039     2,920     2,716

Loan Charge-Offs                         710       738       866       384       345

Total Loans includes Reserve         204,424   187,515   170,118   180,034   149,790

The consolidated reserve for loan losses reflected in Table 7 are the balances remaining after the charge offs for the year.

The loan portfolio contained an aggregate of $78 thousand in non-accrual loans and an aggregate of $629 thousand of 90 days past due and over as of December 31, 2003. If the non-accrual loans had been performing loans during the 2003 period, interest income would have shown an addition of $4 thousand. The 90 days and over past due loans are not subject to a non-accrual status and interest is accrued and recognized daily as income. The interest income recognized in 2003 for the loans classified as 90 days and over past due at December 31, 2003 totaled $57 thousand.

Potential Problem Loans

As of December 31, 2003, four loans (not included in the non-accrual and the 90 day and over totals) totaling $39 thousand have been identified by loan management as being doubtful as to the ability of the borrowers to comply with the present loan repayment terms. Analysis of possible workout plans anticipate a possible deficiency approximating $25 thousand. The actual deficiency depends on the market for the equipment and real estate at the time of disposal.

Management believes loans classified for regulatory purposes as loss, doubtful, or substandard that are not included in nonperforming or impaired loans do not represent or result from trends or uncertainties which will have a material impact on future operating results, liquidity, or capital resources. The most recent safety and soundness exam conducted by the FDIC as of December 31, 2001identified $3,130,000 as Substandard loans and $99,000 as Loss loans. These loans have been watched by management.

In addition to loans classified for regulatory purposes, management, also, designates certain loans for internal monitoring purposes in a watch category. Loans may be placed on management’s watch list as a result of delinquent status, concern about the borrower’s financial condition or the value of the collateral securing the loan, substandard classification during regulatory examinations, or simply as a result of management’s desire to monitor more closely a borrower’s financial condition and performance. Watch category loans may include loans with loss potential that are still performing and accruing interest and may be current under the terms of the loan agreement; however, management may have a significant degree of concern about the borrowers’ ability to continue to perform according to the terms of the loan. Loss exposure on these loans is typically evaluated based primarily upon the estimated liquidation value of the collateral securing the loan. Also, watch category loans may include credits which, although adequately secured and performing, reflect a past delinquency problem or unfavorable financial trends exhibited by the borrower.

All watch list loans are subject to additional scrutiny and monitoring. Security Capital Corporation’s policies require loan officers to identify borrowers that should be monitored in this fashion and believe this process ultimately results in the identification of problem loans in a more timely fashion. At December 31, 2003, Security Capital Corporation in its Loan Loss Reserve Analysis classified $4,341,120 with a rating of Watch, $1,109,667 with a rating of Substandard, and $116,976 with a rating of Doubtful.

All other real estate is carried by Security Capital Corporation at the lower of cost or market value less costs to dispose. Any normal expense of holding the other real estate is expensed as occurred. Any expenses from the other real estate that is substantial or that extends the life of the asset is capitalized.

An analysis of the loan portfolio and the loan loss reserve or allowance is conducted on a quarterly basis by the senior loan administrator and approved by the Board of Directors to insure that the bank is well protected against any potential and/or unexpected loan losses. To arrive at the proper grades or classifications needed in the loan loss reserve analysis, each loan officer reviews each loan in his or her portfolio. The review process will include consideration of the payment history of the customer, bankruptcy status, and stimuli in the economy or in the area that may affect the future cash flow of the customer. The loan officer and/or the senior loan administrator will grade the loan as exceptional, satisfactory, watch, substandard or doubtful. This quarterly review and grading process is conducted on an ongoing basis to identify the loans that are non-performing as well as loans that no longer require an allocation in the loan loss reserve. The required reserve will fluctuate from quarter to quarter due to the loan portfolio performance being monitored.

The composition of the allowance or reserve for loan losses is based on the risk elements in the loan portfolio. Loans with the highest risk are graded doubtful. These would be loans that have been restructured due to poor payment performance, insufficient collateral to support the loan balance, non-accrual loans and loans that have been modified due to a change in the financial condition of the borrower to such an extent that a loss would most normally be expected. Loans with the second highest risk are graded substandard. These loans normally portray extremely weak credit with a potential for either partial or total loss which must be recognized. With these loans, legal action is anticipated with the debt not being retired through liquidation of the collateral. The next risk level is the loans that are considered to be on the “watch” list. These loan customers display inadequate financial strength or credit to provide loan management with the assurance that they will meet the scheduled repayment plan. Loan customers who have filed bankruptcy present a high risk due to likelihood of the payment plan may not be re-affirmed. Due to the type of collateral or lack of collateral, consumer loans without real estate are considered another area of risk requiring more reserves. Agricultural loans, by the nature of the purpose and the unforeseen elements in the farming process, completes the loans identified as having more than the normal risks.

                                 Table 8A - Allocation of the Allowance for Loan Losses
                                                 (Dollars in thousands)
                                                     At December 31,

                                    2003                2002               2001             2000                1999
                             ----------------------------------------------------------------------------------------------
                             Amount    Percent    Amount   Percent   Amount  Percent   Amount  Percent     Amount   Percent
                             ----------------------------------------------------------------------------------------------

Commercial, Financial &        856      16.08%     1,006   20.39%      679   20.26%    1,116    24.18%      1,096    28.74%
Agricultural

Real Estate - Construction     461      18.16%       298   14.49%      227   12.45%      230    12.10%        167    10.06%
& Development

Real Estate - Mortgage       1,533      50.56%     1,246   51.59%    1,040   51.77%      968    46.06%        785    41.85%

Installment Loans to           732      13.95%       816   12.05%      859   14.04%      538    15.66%        612    17.24%
Individuals

Other Loans                     26       1.25%        28    1.48%       25    1.48%       36     2.00%         32     2.11%

Unallocated                     57       N/A          61     N/A       209    N/A         32      N/A          24      N/A
                             ----------------------------------------------------------------------------------------------
Total                        3,665     100.00%      3,455 100.00%      3,039  100.00%    2,920  100.00%     2,716   100.00%
                             ==============================================================================================
Note: Percent in the above table represents the amount represented by the loan type in the loan portfolio.

At December 31, 1999, the loan loss reserve reflected an increase of approximately $1 million from the previous year. This increase was due to the growth of loans - primarily resulting from a bank purchase in July of 1999. The growth of the loan portfolio spurred an increase in the potential risk areas. The loan loss reserve at December 31, 1999 was composed of the following: 15% of substandard loans, $149 thousand; 50% of doubtful loans, $48 thousand; 20% of bankruptcy loans, $207 thousand; 10% of credit card loans, $79 thousand; 4% of agricultural loans, $696 thousand; 2% of consumer loans without real estate collateral, $289 thousand; 3% of watch loans, $131thousand; and 1% of the remainder of the adjusted loan portfolio, $1,093 thousand. Changes were made in the risk factor (%) due to the ongoing analysis of the potential loss elements within the actual loan categories. The additional risk were allocated with increases in the following categories at December 31, 1999: 5% for substandard loans; 5% for bankruptcy loans; 1% for agricultural loans; and ..50% for consumer loans without real estate collateral.

The loan loss reserve at December 31, 2000 showed a small increase of $204 thousand from the previous year, which can be justified by the increase in the loan portfolio. The loan loss reserve at December 31, 2000 was represented by 15% of the substandard loans ($101 thousand), 50% of the doubtful loans ($43 thousand), 20% of the bankruptcy loans ($210 thousand), 5% of the credit card loans ($40 thousand), 4% of the agricultural loans ($732 thousand), 2% of the consumer loans without real estate collateral ($257 thousand), 2% of the watch loans ($96 thousand) and 1% for the remainder of the adjusted loan portfolio ($1,409 thousand). The primary reasons for major changes in the allocation from the previous year were: substandard loans decreased from $996 thousand to $676 thousand; consumer loans without real estate collateral dropped from $14.4 million to $12.8 million; and the risk factor (%) for credit card loans decreased from 10% to 5%. This decrease in the risk factor for credit card loans was due to the current analysis of the potential problem accounts along with the bank’s historical loss experience factor.

At December 31, 2001, the loan loss reserve grew approximately $119 thousand from December 31, 2000. The allocation for substandard loans increased from $101 thousand to $169 thousand due to the increase in the loans in this risk category from $676 thousand to $1.1 million. Bankruptcy loans increased by approximately $800 and caused an increase in its loan loss reserve allocation of $156 thousand. The loans classified as agricultural loans decreased by approximately $1.6 million. This decrease with a decrease in the risk factor of 1.25% created a decrease in the agricultural loans allocation by $274 thousand. The allocation for consumer loans without real estate collateral increased by $204 thousand due to the increase from $12.8 million in 2000 to $23 million in 2001. Other variables in the loan loss reserve allocation remained constant. The allocation for December 31, 2001 is as follows: 15% of substandard loans, $169 thousand; 50% of doubtful loans, $39 thousand; 20% of bankruptcy loans, $367 thousand; 5% of credit card loans, $38 thousand; $2.75% of agricultural loans, $458 thousand; 2% of consumer loans without real estate collateral, $461 thousand; 2% of watch loans, $83 thousand and 1% of the remainder of the adjusted loan portfolio, $1,215 thousand.

At December 31, 2002, the loan portfolio analysis required an increase in the loan loss reserve. The major stimulus for the increase was the growth in the loan portfolio from $170 million to $187.5 million. In addition, increases were made to the risk factors for the following categories: agricultural loans, 1.25% and consumer loans without real estate collateral, 1%. These risk factor increases were the result of a continuing study of the loan quality and the bank's experience record in these categories. A decrease in the amount allocated for doubtful loans from $38 thousand to $7 thousand was attributed to a decrease in the balance of loans with this grade. The loan loss reserve at December 31, 2002 was allocated as follows: 15% of substandard loans, $201 thousand; 50% of doubtful loans, $7 thousand; 20% of bankruptcy loans, $350 thousand; 5% of credit card loans, $39 thousand; 4% of agricultural loans, $742 thousand; 3% of consumer loans without real estate collateral, $645 thousand; 2% of watch loans, $133 thousand; and 1% of the remainder of the adjusted loan portfolio, $1,277 thousand.

Due to the growth in the loan portfolio from $187.5 million to $204.4 million during 2003, the loan portfolio analysis required an increase in the loan loss reserve. Another stimuli for the growth in the reserve was the increase of 4% in the risk factor for the category of watch loans. The assigned risk factors are the result of a continuing study of the loan quality and the bank's experience record in these categories. The allocation for doubtful loans reflected an increase of $17 thousand primarily due to using a specific allocation instead of the 50% of the loan balance as used in previous periods. A specific allocation is a deficiency when the balance of the loans exceeds the market value of the collateral. The loan loss reserve at December 31, 2003 was allocated as follows: 15% of substandard loans, $166 thousand; specific allocation of doubtful loans, $25 thousand; 20% of bankruptcy loans, $439 thousand; 5% of credit card loans, $38 thousand; 4% of agricultural loans, $575 thousand; 2% of consumer loans without real estate collateral, $540 thousand; 6% of watch loans, $260 thousand; and 1% of the remainder of the adjusted loan portfolio, $1,622 thousand.

Loan charge offs in 2002 and 2003 were $738 and $710 thousand, respectively, reflecting a significant increase over the average loan charge offs of $531 thousand for the prior three years. This increase in loan charge offs created the need for additional provisions for the Allowance for Loan Losses for 2002 and 2003. Another indication that additions to the Allowance for Loan Losses were needed was the regulatory exam as of December 31, 2001 in which approximately $3.1 million of loans were classified as substandard. Recoveries reflected an increase in 2002 as a result of the diligent efforts by the loan personnel to regain principal from the classified loan activity. In1999, the purchase of a branch increased the Allowance for Loan Losses by $892 thousand causing the ratio of Allowance for Loan Losses to Loans to increase by 27 basis points. In 2000, the ratio decreased because less provisions were made to the Allowance. The ratio of the Allowance for Loan Losses to Loan for the other years presented shows a small increase with each year.

Securities

Securities are identified as either Available for Sale or Held to Maturity. Securities held to maturity are those securities which Security Capital Corporation has both the intent and the ability to hold to maturity and are reported at the amortized cost. Securities available for sale are those securities which Security Capital Corporation may decide to sell if needed for liquidity, asset/liability management or other reasons. Securities that are available for sale are reported at market value with the unrealized gains or losses included as a separate component of equity, net of tax.

                                  Table 9 - Securities

                                                          December 31,
                                            2003      2002      2001      2000      1999

Securities Available for Sale
U. S. Treasuries                             702       713     1,007     1,506     4,504
U. S. Agencies                            28,560    14,924     1,032     4,017    16,916
Mortgage Backed                            9,611    17,260    14,045    14,664    19,028
State, Municipals & Other                 37,447    41,982    45,972    47,899    31,677
Equities                                     991       738       717       682       632

Total Securities Available for Sale       77,311    75,617    62,773    68,768    72,757

Securities Held to Maturity
U. S. Treasuries                               0         0         0         0         0
U. S. Agencies                                 0         0         0         0         0
Mortgage Backed                                0         0         0         0         0
State, Municipals & Other                  2,053         0         0         0    11,818

Total Securities HTM                       2,053         0         0         0    11,818

Total Securities                          79,364    75,617    62,773    68,768    84,575

        The security portfolio is composed of U. S. Treasury securities, U. S. Agency securities, State and Municipal securities - both tax-exempt and taxable, equities, and mortgage-backed securities.

                                  Table 10
                  Securities Maturity & Repricing Schedule
                               For 12/31/2003

                                           After 1
                                             Year
                                1 Year       Thru 5     5 to 10     Over 10
                               and Less      Years       Years       Years
Agencies
Fair Value                      19,217        4,296
Book Yield                      4.349%       4.170%

MBS*
Fair Value                         949       13,709
Book Yield                      4.184%       4.964%

Taxable Municipals
Fair Value                         830        1,683         170           86
Book Yield                      6.631%       5.660%      4.782%       4.871%

Municipals
Fair Value                       8,474       21,449       6,808
Book Yield                      4.183%       4.326%      5.339%

Treasuries
Fair Value                         702
Book Yield                      2.862%

Equity-FHLB
Fair Value                                                               987
Book Yield                                                             2.12%

Other Securities                                                           4

Total Fair Values               30,172       41,137       6,978        1,077
Weigh Bk Yields                 4.322%       4.580%      5.325%       2.317%

*Mortgage Backed
Securities

Table 11 - Securities Weighted Maturity and Tax Equivalent Yield by Classification

                                      December 31, 2003

                                                                         Weighted
                                               Weighted                Tax-Equivalent
                                               Maturity                    Yield

U. S. Treasuries                                .08 Yrs                     2.862%
U. S. Agencies                                13.19 Yrs                     4.345%
Mortgage Backed                                2.77 Yrs                     4.925%
Taxable Municipals                             2.82 Yrs                     6.230%
Tax-Exempt Municipals                          5.52 Yrs                     6.395%

Total Securities Portfolio                     7.54 Yrs                     5.386%

The weighted tax-equivalent yields reflected in the table above were calculated using amortized costs and a tax rate of 34%.

The securities portfolio carries varying degrees of risk. Investments in U. S. Treasury and U. S. Agency securities have little or no credit risk. Mortgage-backed securities are substantially issues of federal agencies. Obligations of states and political subdivisions are the areas of highest potential credit exposure in the portfolio. This risk is minimized through the purchase of high quality investments. When purchased, obligations of states and political subdivisions and corporate bonds must have a credit rating by Moody’s or Standard and Poor’s of “A” or better. The risk of non-rated municipal bonds is minimized by limiting the amounts invested in local issues. Management believes the non-rated securities are of high equality. No securities of an individual issuer exceeded 10% of Security Capital Corporation’s shareholders’ equity as of December 31, 2003. Security Capital Corporation does not use off-balance sheet derivative financial instruments as defined in Statement of Financial Accounting Standards No. 119, “Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.”

Even though the earning assets have increased over the past years, the security portfolio balances have not. As securities have matured, the proceeds have been used to fund the increase in the loan portfolio.

Deposits

Security Capital Corporation offers a wide variety of deposit services to individual and commercial customers, such as non-interest-bearing and interest-bearing checking accounts, savings accounts, money market deposit accounts, and time deposit. The deposit base provides the major funding source for earning assets. Total average deposits have shown steady growth over the past few years. Time deposits continue to be the largest single source of Security Capital Corporation’s deposit base.

A five year schedule of average balances of deposits by type is presented in Table 12. Also, the maturities of time deposits greater than $100,000 is presented in Table 13.

                                            Table 12 - Deposit Information

                                 2003             2002            2001             2000              1999
                              Average   Avg    Average  Avg    Average  Avg     Average   Avg    Average     Avg
                              Balance   Rate   Balance  Rate   Balance  Rate    Balance   Rate   Balance    Rate
Noninterest- Bearing
   Demand                      47,034          41,552           38,736           42,321           36,191
   Savings                        226             213              181              205              195
Interest-bearing
   Demand                      93,409  1.01    79,950   1.34    70,591  2.39     73,049   3.14    55,779    2.52
   Savings                     22,780  1.13    18,127   1.58    16,097  2.01     16,560   2.03    14,848    1.98
   Time Deposits              114,998  2.11   110,189   2.67   114,704  4.73    103,388   5.52    95,429    4.62
Total Deposits                278,447         250,031          240,309          235,523          202,442

                   Table 13 - Maturity Ranges of Time Deposits With Balances More Than $100,000
                                              As of December 31, 2003

                  3 Months or Less                                                       24,126
                  Over 3 Months thru 6 Months                                             6,645
                  Over 6 Months thru 12 Months                                            5,032
                  Over 12 Months                                                          8,900
                                                                                      ----------
                                                                                         44,703

Security Capital Corporation in its normal course of business will acquire large certificates of deposit (time deposits), generally from public entities that exhibit a variety of maturities. These funds are acquired on a bid basis and are considered to be part of the deposit base of Security Capital Corporation.

Borrowings

Aside from the core deposit base and large denomination certificates of deposit mentioned above, the remaining funding sources include short-term and long-term borrowings. As of December 31, 2003, Security Capital Corporation’s short-term borrowings consisted of $929,000 of the Treasury Tax and Loan open-end note and $8,238,000 borrowed from the Federal Home Loan Bank. As of December 31, 2002, Security Capital Corporation’s short-term borrowings consisted only of the Treasury, Tax and Loan open-end note in the amount of $316,000 and $4,500,000 borrowed from the Federal Home Loan Bank. As of December 31, 2001, Security Capital Corporation had $3,000,000 in borrowings from the Federal Home Loan Bank and $463,000 in Treasury, Tax and Loan open-end note. Security Capital Corporation foresees short-term borrowings to be a continued source of liquidity and will continue to use these borrowings as a method to fund short-term needs.

Security Capital Corporation at the end of 2003 had long-term debt in the amount of $4,737,799 and $3,500,000 in short-term debt to the Federal Home Loan Bank. The rates on the debt with Federal Home Loan Bank as of December 31, 2003 ranged from 3.483% on an advance of $3,500,000 due in 2004 to 6.575% on an advance with a balance of $1,544,479 due in 2017. The maximum month-end balance during 2003 with Federal Home Loan Bank occurred in January with a total debt of $9,607,774. The average outstanding long-term balance was $3,197,276 and the average outstanding short-term balance was $4,916,667 for debt with Federal Home Loan Bank.

Liquidity and Rate Sensitivity

Liquidity management is the process by which Security Capital Corporation ensures that adequate liquid funds are available to meet financial commitments on a timely basis. These commitments including honoring withdrawals by depositors, funding credit obligations to borrowers, servicing long-term obligations, making shareholder dividend payments, paying operating expenses, funding capital expenditures and maintaining reserve requirements. Interest rate risk is the exposure to Corporation earnings and capital from changes in future interest rates. All financial institutions assume interest rate risk as an integral part of normal operations. Managing and measuring the interest rate risk is the process that ranges from reducing the exposure of Security Capital Corporation’s interest margin regarding swings in interest rates assuring that there are sufficient capital and liquidity to support future balance sheet growth.

Liquidity risk is the risk to a bank’s earnings and capital arising from its inability to meet obligations when they come due without incurring losses. Bank management must ensure that sufficient funds are available at a reasonable cost to meet potential demands from both funds providers and borrowers.

Security Capital Corporation addresses short–term liquidity from both an asset liquidity and a liability liquidity viewpoint. Short-term asset liquidity is provided by money market assets, the investment portfolio, and readily saleable bank assets. Short-term liability liquidity is measured by the liabilities considered to be more volatile in nature and more likely to be sensitive to changes in interest rates. Short-term liquidity is monitored thru the asset/liability reports in a measure of a coverage ratio and a crisis coverage ratio. These ratios measure the ability of the bank to raise cash quickly and how many times this cash will cover volatile liabilities. For December 31, 2003, the coverage ratio was 2.46X - which was in compliance of the policy limit of 1X. Of this ratio, the calculated reserves or the source for cash was $58.9 million which would be needed to meet the demand of the identified volatile liabilities and unused loan commitments of $14.4 million and $9.6 million, respectively. The crisis ratio looks at the coverage of volatile liabilities under a scenario where cash is needed immediately. The crisis ratio for December 31, 2003 was .97X, adequately within the policy limit of .50X. The identified reserves for a crisis ratio totaled $43.6 million and the volatile liabilities and unused loan commitments totaled $44.9 million. Additionally, the bank monitors liquidity by looking at the ratio of cash and short-term investments versus non-core funding. The liquidity ratio for December 31, 2003 was in compliance with the policy limit of 15% with a ratio of 19.11%. This ratio measures the net cash and short-term marketable assets of $42 million to the net deposits and short-term liabilities of $220 million. The corporation’s dependency ratio complied with policy with a ratio of 2.70% at December 31, 2003. This ratio measures the net volatile liabilities to the earning assets less short-term investments.

Long-term liquidity is the ability of the bank to maintain its reputation in the market and to produce an acceptable return to its shareholders. Adverse effects of reputation deterioration could cause depositors and other funds providers as well as investors, to seek higher compensation and negatively impact the bank’s earnings and capital. If negative public opinion occurred, withdrawals of funding could become debilitating. The bank will take steps to minimize its reputation risk and the potential impact on liquidity. One step is to monitor its reliance on credit-sensitive funding. Another issue that is monitored is asset growth. Strategic consideration will be given to the development of new business. A significant component of reputation risk is the underlying credit underwriting process of the financial institution. Continued stringent underwriting standards for both existing and for new business will be employed. Additionally, concentrations of credit will be closely monitored.

At December 31, 2003, we had outstanding loan origination commitments and unused commercial and commercial and retail lines of credit of $29.6 million. Letters of credit commitments totaling $11.2 million consisted of financial standby letters of credit of $7 million, performance standby letters of credit of $638 thousand and commercial letters of credit of $3.6 million. We anticipate that we will have sufficient funds available to meet current origination and other lending commitments. As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of securities, sale of loans and/or the temporary curtailment of lending activities. Certificates of deposit that are scheduled to mature within one year totaled approximately $74 million at December 31, 2003. We expect to retain a substantial majority of these certificates of deposit.

The asset/liability committee is responsible for managing liquidity issues and interest rate risk, among other matters. Various interest rate movements are factored into a simulation model to assist the asset/liability committee in assessing interest rate risk. The committee analyzes the results of the simulation model to formulate strategies to effectively manage the interest rate risk that may exist.

The liquidity of Security Capital Corporation is dependent on the receipt of dividends from First Security Bank. Management expects that in the aggregate, First Security Bank will continue to have the ability to provide adequate funds to Security Capital Corporation.

The Interest Rate Risk Management System is comprised of six different steps. They are: Board Oversight; Senior Management Oversight; Risk Limits and Controls; Risk Identification and Measurement; Risk Monitoring and Reporting; and Independent Review. A strategic plan highlighting risk tolerance levels is established and monitored by the Board. Senior management implements the strategic plan of goals, objectives and risk limits. Risk limits are set for Earnings at Risk, Gap Analysis, Economic Value and Value at Risk. The status of liquidity and rate sensitivity is forecasted in a quarterly report, Asset/Liability Performance Analysis which is provided by an independent outside organization. The resulting analysis report notifies Security Capital Corporation of compliance with the limitations/goals established by Security Capital Corporation and regulatory agencies as well as projecting a flat rate scenario where rates do not change from the starting point of the analysis, the scenario of rates increasing by 200 and 300 basis points and the scenario of rates decreasing by 200 or 300 basis points.

The areas of interest rate risk which Security Capital Corporation is susceptible are Repricing Risk, Option Risk and Yield Curve/Basis Risk. Repricing Risk is the difference in the timing of the assets and the liabilities due to either maturities or repricing within a certain time frame. Option Risk is the interest rate related options embedded in the bank’s assets and liabilities which change the cash flow characteristics of the assets and liabilities. Yield Curve/Basis Risk are the changes in the relationship between different interest rates with the same maturity or interest rates across a maturity spectrum which create compression or expansion of net interest margins.

Gap Analysis is the analytical tools that places maturing and repricing assets and liabilities into time buckets to measure the short and long term pricing imbalances for a given period. The broad guidelines set by Security Capital Corporation for this measure are set in time frames of three months, six months, and twelve months with a +/- cumulative gap position limit of 30%. Earnings at Risk (EAR), another analysis tool, is considered management’s best source of managing short-term interest rate risk (in a one-year time frame.) The EAR variance is the percentage change in net interest income over 12 months relative to the base case scenario (with rates being flat) for a +/- instantaneous parallel movement. The first limit or level is set at 10% of net interest income which will serve as a warning to management. The second level of 15% represents a risk earnings and is not acceptable to management. When this occurs, an explanation of the variance is reported to Asset/Liability Committee and to the Board of Directors with an action plan to decrease the variance. Among the possible actions are loan sales, use of FHLB borrowings and investment portfolio restructuring. Economic Value of Equity is the tool for measuring long-term interest rate risk. This tool measures the long-term safety and soundness of the institution being compromised for the sake of short-term results. The two limits of Economic Value of Equity are level I designated having a variance of 30-39% and level II designated having a variance of 40% or higher and uses the same concern or action level as for Earnings at Risk.

The analysis performed using December 31, 2003 data projecting for the period ending December 31, 2004 reflected the net interest income at $13.3 million. There were no exceptions to policy for the 12 month period. Return on Assets and Return on Equity continue to be in-line with the prior quarter actuals at 1.72% and 14.19%, respectively. Historical comparison show a third quarter of 1.80% Return on Assets and 14.08 % Return on Equity. This model shows asset sensitivity as rates ramp up. The net interest income increases 3.15% in the 200 ramp up and 5.63% in the up 300 ramp. Economic Value of Equity increased 10.60% in the up 200 ramp. The down 200 ramp results in a decrease to net interest income of 3.30% which is well within the policy limit of 10%. As rates move down 100 basis points we see a decrease in net interest income of 1.83% . The recommendations from the analysis is to move available funds from Fed Funds (a “waiting on the Fed” strategy) to a one time callable agency security to minimize the extension exposure.

First Security Bank’s source of funding is predominantly core deposits consisting of both commercial and individual deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, and long-term borrowings from the FHLB. With the deposit base being diversified between individual and commercial accounts, First Security Bank avoids dependence on large concentrations of funds. Security Capital Corporation does not solicit certificates of deposit from brokers. The primary sources of liquidity on the asset side of the balance sheet are federal funds sold and securities classified as available for sale. Most of the investment securities portfolio are classified in the available for sale category and are subject to be sold should liquidity needs arise.

In 2001, the funds provided by operation activities increased to $6.6 million. With a decrease in loan demand of $9 million and a decrease in the securities portfolio of approximately $7 million, the funds available were used to repay federal funds purchased and to reduce borrowings by $9.4 million. Other major sources of funds were an increase in deposits of $3.8 million and the other major uses were to pay cash dividends on common stock of $1.8 million and to provide funds of $3.1 million for the building of new branches and the purchase of new equipment.

Along with the cash provided by operations of $5.6 million in 2002, the cash available for use was provided by an increase of deposits of $30 million and a net increase of borrowings of $2.8 million. These funds were used to provide for an increase in loan demand of $17.6 million, the increase of an investment of $12.4 million in securities, the paying of a cash dividend of $2 million, the increase of $8.6 million in federal funds sold, the addition of buildings and equipment of $1.6 million and the purchase of bank owned life insurance of $3 million.

In 2003, funds available for use were basically provided by net income adjusted for non-cash transactions for a total of $6.8 million, maturities and calls of securities of $47 million, long-term debt advances of $3.2 million and withdrawal of certificates of deposits of $1.3 million. The major use of the funds provided were to invest $52.8 million in securities and $16.9 million in loans. Further funding was provided by the increase of deposits of $22.8 million. Other cash uses during 2003 were to fund the cash dividends paid on common stock ($2.2 million) and to retire debt of $4 million.

Table 14 - Funding Uses and Sources details the main components of cash flows for 2001 thru 2003.

                                           Table 14 - Funding Uses and Sources

                                           2003                             2002                           2001
                                          Increase                        Increase                        Increase
                               Average   (Decrease)           Average    (Decrease)            Average   (Decrease)
                               Balance     Amount       %     Balance      Amount        %     Balance     Amount       %
Funding Uses
Loans                          197,814     18,519     10.33   179,295        1,032      0.58   178,263      10,468     6.24
Securities*                     85,582     19,164     28.85    66,418           15      0.02    66,403     -10,200   -13.32
Federal Funds Sold               5,412       -496     -8.40     5,908        1,153     24.25     4,755       2,398   101.74
                               288,808     37,187     14.78   251,621        2,200      0.88   249,421       2,666     1.08

Funding Sources
Noninterest Bearing
Deposits
   Demand Deposits              47,034      5,482     13.19    41,552        2,816      7.27    38,736      -3,585    -8.47
   Savings Deposits                226         13      6.10       213           32     17.68       181         -24   -11.71
Interest Bearing Deposits
   Demand Deposits              93,409     13,459     16.83    79,950        9,359     13.26    70,591      -2,458    -3.36
   Savings Deposits             22,780      4,653     25.67    18,127        2,030     12.61    16,097        -463    -2.80
   Time Deposits               114,998      4,809      4.36   110,189       -4,515     -3.94   114,704      11,316    10.95
Borrowings                       8,845     -1,589    -15.23    10,434        2,281     27.98     8,153      -2,839   -25.83
                               287,292     26,827     10.30   260,465       12,003      4.83   248,462       1,947     0.79

*Cost basis is used for
securities instead of
market values.

Table 15 - Liquidity and Interest Rate Sensitivity reflects interest earning assets and interest-bearing liabilities by maturity distribution. Product lines repricing in time periods predetermined by contractual agreements are included in the respective maturity categories.

                                Table 15 - Liquidity; Interest Rate Sensitivity

                                                                 As of December 31, 2003
                                                 Less     Over 3 Mos     Over 1 yr     Over
                                                3 Mos     thru 1 Yr      thru 3 Yrs    3 Yrs       Total
       Interest Earning Assets
       Loans                                    96,778       23,424         35,070     49,152     204,424
       Short-Term Investments                   21,574                                             21,574
       Investment Securities                     8,021        4,367         14,653     52,323      79,364
       Total Interest Earning Assets           126,373       27,791         49,723    101,475     305,362

       Interest Bearing Liabilities
       NOW                                      10,420                                 31,259      41,679
       Money Market                             17,540                                 52,620      70,160
       Savings Deposits                          6,467                                 19,402      25,869
       Time Deposits                            40,687       33,805         24,424     11,998     110,914
       Short-Term Borrowings                     4,429                                              4,429
       Long-Term Borrowings                         42          128            366      4,202       4,738
       Total Interest Bearing Liabilities       79,585       33,933         24,790    119,481     257,789

       Rate Sensitive Assets (RSA)             126,373      154,164        203,887    305,362     305,362
       Rate Sensitive Liabilities (RSL)         79,585      113,518        138,308    257,789     257,789
       Rate Sensitive Gap                       46,788       -6,142         24,933    -18,006      47,573
       Rate Sensitive Cumulative Gap            46,788       40,646         65,579     47,573      47,573
       Cumulative % of Earning Assets           15.32%       13.31%         21.48%     15.58%      15.58%
       Cumulative % of Total Assets             13.75%       11.95%         19.27%     13.98%      13.98%

Interest rate risk can also be measured by analyzing the extent to which the repricing of assets and liabilities are mismatched to create an interest sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, therefore, a negative gap would tend to adversely affect the net interest income. Conversely, during a period of falling interest rates, a negative gap position would tend to result in an increase in net interest income.

As of December 31, 2003, Security Capital Corporation had a positive gap of 20.74% in a 12 month time frame in a rate ramp of 200, well within the policy of a +/- 35.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Additionally, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Therefore, we do not rely solely on a gap analysis to manage our interest rate risk, but rather we use what we believe to be the more reliable simulation model - relating to changes in net interest income.

Income Sensitivity:

Based on simulation modeling at December 31, 2003 and December 31, 2002, our net interest income would change over a one-year time period due to changes in interest rates as follows:

                   Table 15A - Change in Net Interest Income Over One Year Horizon

                                                              (Dollars in Thousands)
                                                at December 31, 2003           at December 31, 2002
                                              --------------------------     -------------------------
                                                 Dollar         %              Dollar         %
Changes in Levels of Interest Rates              Change       Change           Change       Change
                                              --------------------------     -------------------------

               Increase 2.00%                         $418        3.15%             $699        5.69%
               Increase 1.00%                          195        1.47%              400        3.25%
               Decrease 1.00%                         -243       -1.83%             -149       -1.21%
               Decrease 2.00%                         -439       -3.31%             -390       -3.17%

Analysis of the simulation presented indicates as of December 31, 2002 there is little short term interest rate risk as the projected decrease in net interest income would be limited to 3.17% in a down 200 basis point rate ramp. As of December 31, 2003, the asset sensitivity is evident as reflected in the projected 3.15% increase in the up 200 ramp. The down 200 ramp as of December 31, 2003 results in a decrease to net interest income of 3.31%, well within the policy limit of (10%).

Capital Adequacy

Security Capital Corporation and First Security Bank are subject to various regulatory capital guidelines as required by federal and state banking agencies, as discussed in greater detail under Item 1 hereof. These guidelines define the various components of core capital and assign risk weights to various categories of assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal regulatory agencies to define capital tiers. These are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under these regulations, a “well-capitalized” institution must achieve a Tier I risk-based capital ration of at least 6.00%, and a total capital ratio of at least 10.00%, and a leverage ratio of at least 5.00% and not be under a capital directive order. Failure to meet capital requirements can initiate regulatory action that could have a direct material effect on Security Capital Corporation’s financial statements. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions, asset growth and expansion is limited, in addition to the institution being required to submit a capital restoration plan.

Management believes Security Capital Corporation and First Security Bank meet all the capital requirements as of December 31, 2003, as noted below in Table 16 - Capital Ratios, and is well-capitalized under the guidelines established by the banking regulators. To be well-capitalized, Security Capital Corporation and First Security Bank must maintain the prompt corrective action capital guidelines described above.

Security Capital Corporation increased the amount of dividends paid to $2,243,187 in 2003 compared to $2,022,867 in 2002, an increase of $220,320 or 10.89%.

                                            Table 16 - Capital Ratios
                                                                           As of December 31,
                                                                        2003      2002      2001
                 Tier 1 Capital
                 Total Tier 1 Capital                                  35,690    32,496    29,714

                 Total Capital
                 Tier 1 Capital                                        35,690    32,496    29,194
                 Allowable Allowance for Loan Losses                    2,940     2,738     2,426
                 Total Capital                                         38,630    35,234    32,140

                 Risk Weighted Assets
                 Net Average Assets                                   334,653   313,327   276,204
                 Total Risk Weighted Assets                           234,441   218,363   193,504

                 Risk Based Ratios
                 Tier 1 Leverage Ratio                                  10.79     10.50     10.76
                 Tier 1 Risk Based Capital Ratio                        15.22     14.88     15.36
                 Total Risk Based Capital Ratio                         16.48     16.14     16.61
Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements existing at December 31, 2003.

Tabular Disclosure of Contractual Obligations

                                                                Payment due by period

Contractual Obligations                  Total     Less than 1 year      1-3 years      3-5 years     More than 5
                                                                                                         years

Long-Term Debt Obligations                  4,738               284            611           676          3,167
Capital Lease Obligations                       0                 0              0             0              0
Operating Lease Obligations                    38                10             18            10              0
Purchase Obligations                         1807              1807              0             0              0
Other Long-Term Liabilities                     0                 0              0             0              0
Reflected on the Registrant's
Balance Sheet under GAAP

Total                                        6583              2101            629           686           3167

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential of loss arising from adverse changes in interest rates and prices. The Company is exposed to market risk as a consequence of the normal course of conducting its business activities. Financial products that expose the Company to market risk include investment securities, loans, deposits and debt. The Company’s market risk management process involves measuring, monitoring, controlling and managing risks that can significantly impact the Company’s financial position and operating results. In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance and shareholder value, while limiting the volatility of each.. Normal business transactions expose the Company’s balance sheet profile to varying degrees of market risk. The Company’s primary market risk exposure is interest rate risk. A key element in the process of managing market risk involves oversight by senior management and the Board of Directors as to the level of such risk assumed by the Company in its balance sheet. The Board of Directors reviews and approves risk management policies, including risk limits and guidelines and delegates oversight functions to the Asset Liability Management Committee (“ALCO”). The ALCO, consisting of senior business and finance officers, monitors the Company’s market risk exposure and as market conditions dictate, modifies balance sheet positions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                 SECURITY CAPITAL CORPORATION

                                                  CONSOLIDATED BALANCE SHEETS

                                                  DECEMBER 31, 2003 AND 2002

                                                                                                      2003            2002
                                                                                                 ------------    ------------
           ASSETS                                                                                       (In thousands)

Cash and due from banks                                                                          $     14,380    $     13,578
Interest-bearing deposits with banks                                                                      702             127
                                                                                                 ------------    ------------
    Total cash and cash equivalents                                                                    15,082          13,705
Federal funds sold                                                                                     20,380          15,760
Certificates of deposit with other banks                                                                  492           1,851
Securities available-for-sale                                                                          77,311          75,617
Securities held-to-maturity (estimated fair value
    of $2,053 in 2003 and $ -0- in 2002)                                                                2,053            -
                                                                                                 ------------    ------------
        Total securities                                                                               79,364          75,617
Loans, less allowance for loan losses of
    $3,665 in 2003 and $3,455 in 2002                                                                 200,759         184,060
Interest receivable                                                                                     2,414           2,699
Premises and equipment                                                                                 12,804          12,995
Intangible assets                                                                                       3,874           3,734
Cash surrender value of life insurance                                                                  3,358           3,079
Customers' liability on acceptances                                                                       987           1,042
Other assets                                                                                              739           1,054
                                                                                                 ------------    ------------
Total Assets                                                                                      $   340,253    $    315,596
                                                                                                 ============    ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing deposits                                                                 $     39,820    $     32,278
    Interest-bearing deposits                                                                         248,622         233,319
                                                                                                 ------------    ------------
Total deposits                                                                                        288,442         265,597
    Interest payable                                                                                      518             714
    Acceptances outstanding                                                                               987           1,042
    Borrowed funds                                                                                      9,167           9,929
    Other liabilities                                                                                     291             457
                                                                                                 ------------    ------------
        Total liabilities                                                                             299,405         277,739
                                                                                                 ------------    ------------
Shareholders' equity:
    Common stock - $5 par value, 5,000,000 shares
        authorized, 2,380,154 shares and 2,267,697
        shares issued in 2003 and 2002, respectively                                                   11,900          11,338
    Surplus                                                                                            24,862          22,311
    Retained earnings                                                                                   2,891           2,681
Accumulated other comprehensive income                                                                  1,285           1,627
    Treasury stock, at par, 18,005 shares and 20,006
        shares in 2003 and 2002, respectively                                                             (90)           (100)
                                                                                                 ------------    ------------
           Total shareholders' equity                                                                  40,848          37,857
                                                                                                 ------------    ------------
Total Liabilities and Shareholders' Equity                                                       $    340,253    $     315,59
                                                                                                 ============    ============

                               The accompanying notes are an integral part of these statements.

                                                 SECURITY CAPITAL CORPORATION

                                               CONSOLIDATED STATEMENTS OF INCOME

                                         YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                     2003             2002            2001
                                                                               --------------    ------------     -----------
                                                                                     (In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans                                                      $      13,584    $     13,175     $    15,817
Interest and dividends on securities:
    Taxable                                                                             1,597           1,308           1,292
    Tax-exempt                                                                          1,659           1,902           2,214
Other                                                                                     169             462             511
                                                                                -------------    ------------     -----------
    Total interest income                                                              17,009          16,847          19,834
                                                                                -------------    ------------     -----------

INTEREST EXPENSE
Interest on time deposits of $100,000 or more                                             936           1,052           2,066
Interest on other deposits                                                              2,675           3,239           5,237
Interest on borrowed funds                                                                344             469             441
                                                                                -------------    ------------     -----------
    Total interest expense                                                              3,955           4,760           7,744
                                                                                -------------    ------------     -----------

Net interest income                                                                    13,054          12,087          12,090

Provision for loan losses                                                                 546             672             701
                                                                                -------------    ------------     -----------
    Net interest income after provision for loan losses                                12,508          11,415          11,389
                                                                                -------------    ------------     -----------

OTHER INCOME
Service charges on deposit accounts                                                     3,758           3,671           3,456
Other service charges and fees                                                            299             297             243
Trust Department income                                                                   876             734             652
Securities gains (losses), net                                                              1            -                 (3)
Gain (loss) on sale of other assets, net                                                  423             227             (20)
Other                                                                                     309             226             263
                                                                                -------------    ------------     -----------
    Total other income                                                                  5,666           5,155           4,591
                                                                                -------------    ------------     -----------

OTHER EXPENSE
Salaries and employee benefits                                                          6,649           6,145           5,598
Net occupancy expense                                                                     766             584             520
Furniture and equipment expense                                                           545             683             623
Goodwill amortization                                                                    -               -                364
Printing, stationery, and supplies                                                        251             225             247
Data processing                                                                           254             198             139
Directors' fees                                                                           234             217             226
Professional fees                                                                         232             152              88
Other                                                                                   1,687           1,888           1,750
                                                                                -------------    ------------     -----------
    Total other expense                                                                10,618          10,092           9,555
                                                                                -------------    ------------     -----------

Income before income taxes                                                              7,556           6,478           6,425
Income taxes                                                                            2,039           1,666           1,814
                                                                                -------------    ------------     -----------

Net income                                                                      $       5,517    $      4,812     $     4,611
                                                                                =============    ============     ===========

Net income per share:
    Basic                                                                       $        2.34    $       2.04     $      1.95
    Diluted                                                                              2.34            2.04            1.95

                               The accompanying notes are an integral part of these statements.

                                                 SECURITY CAPITAL CORPORATION

                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                         YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                        (In thousands)

                                                                                                          Accumulated
                                                                                                             Other
                                                    Comprehensive  Common               Retained   Treasury Comprehensive
                                                       Income      Stock     Surplus    Earnings     Stock    Income      Total
                                                     -----------  --------  ---------  ----------  -------- ------------  --------

Balance, January 1, 2001                                           $10,293   $17,755      2,719     $  (96)   $  249      $ 30,920

    Comprehensive income:
        Net income for 2001                           $  4,611       -           -         4,611        -        -           4,611
        Net change in unrealized gain (loss) on
           securities available-for-sale, net of tax       732       -           -          -           -        732           732
                                                      --------
        Comprehensive income                          $  5,343
                                                      ========

    Cash dividends paid                                              -           -        (1,819)       -        -          (1,819)
    5% stock dividend                                                 510       2,192     (2,702)       -        -             -
    Purchase of fractional shares                                    -             (5)      -             (1)    -              (6)
    Purchase of treasury stock                                       -             (7)      -             (2)    -              (9)
                                                                  --------  ---------  ----------  -------- ------------  --------

Balance, December 31, 2001                                         10,803      19,935      2,809         (99)    981        34,429

    Comprehensive income:
        Net income for 2002                           $  4,812        -          -         4,812        -        -           4,812
        Net change in unrealized gain (loss) on
           securities available-for-sale, net of tax       646        -          -          -           -        646           646
                                                      --------
        Comprehensive income                          $  5,458
                                                      ========

    Cash dividends paid                                               -          -        (2,023)       -        -         (2,023)
    5% stock dividend                                                  535      2,382     (2,917)       -        -            -
    Purchase of fractional shares                                     -            (7)      -             (2)    -             (9)
    Purchase of treasury stock                                        -            (3)      -           -        -             (3)
    Reissuance of treasury stock                                      -             4       -              1     -               5
                                                                  --------  ---------  ----------  -------- ------------  --------

Balance, December 31, 2002                                          11,338     22,311      2,681        (100)  1,627        37,857

                                                        ( Continued )

                               The accompanying notes are an integral part of these statements.

                                                 SECURITY CAPITAL CORPORATION

                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                         YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                        (In thousands)

                                                                                                            Accumulated
                                                                                                               Other
                                                    Comprehensive    Common              Retained   Treasury Comprehensive
                                                          Income      Stock   Surplus    Earnings   Stock      Income      Total
                                                     ------------   -------  --------   ---------   -------- -----------  --------

Balance, December 31, 2002 (brought forward)                          11,338   22,311    $ 2,681
$   (100)  $  1,627                                     $ 37,857

    Comprehensive income:
        Net income for 2003                             $  5,517         -        -         5,517      -          -        5,517
        Net change in unrealized gain (loss) on
           securities available-for-sale, net of tax        (342)        -        -          -         -          (342)     (342)
                                                        --------
        Comprehensive income                            $  5,175
                                                        ========

    Cash dividends paid                                                  -        -        (2,243)     -          -       (2,243)
    5% stock dividend                                                     562    2,502     (3,064)     -          -         -
    Purchase of fractional shares                                        -          (8)      -           (2)      -          (10)
    Reissuance of treasury stock                                         -          57       -           12       -           69
                                                                    -------  --------   ---------   -------- -----------  --------
Balance, December 31, 2003                                          $  11,900   24,862      2,891  $   (90)   $  1,285   $ 40,848
                                                                    =======  ========   =========   ======== ===========  ========

                               The accompanying notes are an integral part of these statements.

                                                 SECURITY CAPITAL CORPORATION

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                     2003             2002            2001
                                                                                 ------------    ------------     ------------
                                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $      5,517     $     4,812    $       4,611
Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                                                         546             672              701
        Amortization of premiums and discounts on
           securities, net                                                              1,408             538              199
        Depreciation and amortization                                                     710             742            1,049
        Deferred income taxes                                                              37            (133)             (60)
        FHLB stock dividend                                                               (23)            (21)             (34)
        (Gain) loss on sale of securities, net                                             (1)              -                3
        (Gain) loss on sale of other assets, net                                         (423)           (227)              20
        Changes in:
           Interest receivable                                                            285             (29)             663
           Cash value of life insurance, net                                             (158)            (79)               -
           Other assets                                                                  (761)           (316)            (186)
           Interest payable                                                              (196)           (261)            (592)
           Other liabilities                                                              (54)           (192)             (25)
                                                                                 ------------    ------------     ------------

Net cash provided by operating activities                                               6,887           5,506            6,349
                                                                                 ------------    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                                             (50,712)        (27,616)          (7,945)
Proceeds of maturities and calls of securities
    available-for-sale                                                                 47,090          15,284           14,941
Purchase of securities held to maturity                                                (2,054)              -                -
Additions to premises and equipment                                                      (451)         (1,626)          (3,167)
Proceeds of sale of other assets                                                          898             337              232
Purchase of bank-owned life insurance                                                       -          (3,000)               -
Changes in:
    Loans                                                                             (16,918)        (17,611)           9,336
    Federal funds sold                                                                 (4,620)         (8,610)          (7,150)
    Certificates of deposits with other banks                                           1,359           1,075            1,479
                                                                                 ------------    ------------     ------------

Net cash provided by (used in) investing activities                                   (25,408)        (41,767)           7,726
                                                                                 ------------    ------------     ------------

                                                        ( Continued )

                               The accompanying notes are an integral part of these statements.

                                                 SECURITY CAPITAL CORPORATION

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Continued)                                                                          2003             2002             2001
                                                                                  ----------       -----------     -----------
                                                                                                 (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock                                                  $      (2,243)   $     (2,023)    $    (1,820)
Purchase of treasury stock                                                                  -              (3)             (9)
Reissuance of treasury stock                                                               68               5               -
Purchase of fractional shares                                                             (10)             (9)             (6)
Repayment of debt                                                                      (4,030)         (3,212)         (9,496)
Proceeds from issuance of debt                                                          3,268           6,000           2,000
Changes in:
    Deposits                                                                           22,845          30,405           3,890
    Federal funds purchased                                                                 -               -          (5,000)
                                                                                -------------    ------------     -----------

Net cash provided by (used in) financing activities                                    19,898          31,163         (10,441)
                                                                                -------------    ------------     -----------

Net increase (decrease) in cash and cash equivalents                                    1,377          (5,098)          3,634

Cash and cash equivalents at beginning of year                                         13,705          18,803          15,169
                                                                                -------------    ------------     -----------

Cash and cash equivalents at end of year                                        $      15,082    $     13,705     $    18,803
                                                                                =============    ============     ===========

Supplemental Disclosures of Cash Flow Information

    Cash paid during the year for:
        Interest                                                                $       4,150    $      5,021     $     8,336
        Income taxes                                                                    2,002           1,655           1,789

    Noncash activities:
        Transfers of loans to other real estate and
           repossessed inventory                                                          228              42             268

                               The accompanying notes are an integral part of these statements.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Security Capital Corporation (Corporation), and its subsidiaries, follow accounting principles generally accepted in the United States of America, including, where applicable, general practices within the banking industry.

1. Consolidation

The consolidated financial statements include the accounts of Security Capital Corporation, a one-bank holding company, and its wholly-owned subsidiaries, First Security Bank (Bank), Batesville Security Building Corporation (Building Corporation), and Bank’s wholly-owned subsidiary, First Security Insurance, Inc. (Insurance). Significant intercompany accounts and transactions have been eliminated.

2. Nature of Operations

The Corporation is a financial holding company. Its primary asset is its investment in its subsidiary bank. The Bank operates under a state bank charter and provides full banking services, including trust services. The Bank is subject to regulation by the Mississippi Department of Banking and Consumer Finance, and the Federal Deposit Insurance Corporation (FDIC). The area served by the Bank is primarily the northern half of Mississippi, and services are provided in branch locations at Batesville, Marks, Sardis, Como, Crenshaw, Olive Branch, Hernando, Robinsville, Tunica, and Pope. The operations of the Building Corporation and Insurance are not material in relation to the Corporation as a whole.

3. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions in the agricultural and real estate development industries.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) 3. Estimates (Continued)

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

4. Securities

Investments in securities are classified into three categories and are accounted for as follows:

Securities Available-for-Sale

Securities classified as available-for-sale are those securities that are intended to be held for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movements in interest rates, liquidity needs, security risk assessments, changes in the mix of assets and liabilities and other similar factors. These securities are carried at their estimated fair value, and the net unrealized gain or loss is reported as accumulated other comprehensive income, net of tax, until realized. Premiums and discounts are recognized in interest income using the interest method.

Gains and losses on the sale of securities available-for-sale are determined using the adjusted cost of the specific security sold.

Securities Held-to-Maturity

Securities classified as held-to-maturity are those securities for which there is a positive intent and ability to hold to maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method. There were no securities held-to-maturity at December 31, 2002.

Trading Account Securities

Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2003 and 2002.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) 5. Loans

Loans are carried at the principal amount outstanding adjusted for the allowance for loan losses, and net deferred origination fees. Interest income on loans is recognized based on the principal balance outstanding and the stated rate of the loan.

A loan is considered to be impaired when it appears probable that the entire amount contractually due will not be collected. Factors considered in determining impairment include payment status, collateral values, and the probability of collecting scheduled payments of principal and interest when due. Generally, impairment is measured on a loan by loan basis using the fair value of the supporting collateral.

Loans are generally placed on a nonaccrual status when principal or interest is past due ninety days, or when specifically determined to be impaired. When a loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income. If collectability is in doubt, cash receipts on nonaccrual loans are used to reduce principal rather than recorded as interest income. Past due status is based on contractual terms.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

6. Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic events, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the evaluation of collateral supporting impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) 6. Allowance for Loan Losses (Continued)

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Financial Accounting Standards Board (FASB) Statement No. 5, “Accounting for Contingencies,” or FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan.” The allocated component of the allowance for loan losses reflects expected losses resulting from an analysis developed through specific credit allocations for individual or pools of loans and historical loss experience for each loan category. The specific allocations are based on a regular review of all loans where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using loss experience and the related internal gradings of loans charged off. The analysis is performed quarterly, and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes consideration of the amounts necessary for any concentrations and changes in portfolio mix and volume.

The unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, changes in collateral values, unfavorable information about a borrower’s financial condition, and other risk factors that have not yet manifested themselves. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in the loan loss analysis.

7. Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line and accelerated methods at rates calculated to depreciate or amortize the cost of assets over their estimated useful lives.

Maintenance and repairs of property and equipment are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and any gains or losses are included in operations.

8. Bank Owned Life Insurance

The Corporation invests in bank owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Corporation on a chosen number of employees. The Corporation is the owner of the policies and, accordingly, the cash surrender value of the policies is an asset, and increases in cash surrender values are reported as income. The co-beneficiaries of the policies are the Bank and the insured employee.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) 9. Other Real Estate

Other real estate consists of properties acquired through foreclosure and is recorded at the lower of cost or current appraised value less estimated expense to sale. The Bank writes down other real estate annually in accordance with state banking regulations. Any write-down from the cost to estimated fair market value required at the time of foreclosure is charged to the allowance for loan losses. Subsequent gains or losses, including write-downs, on other real estate are reported in other operating income or expenses.

10. Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes related primarily to differences between the bases of assets and liabilities as measured by income tax laws and their bases as reported in the financial statements. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

The Corporation and its subsidiaries file consolidated income tax returns. The subsidiaries provide for income taxes on a separate return basis and remit to the Corporation amounts determined to be payable.

11. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for each year. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if any dilutive potential common shares had been issued. For the three years ended December 31, 2003, there were no potential dilutive common shares. All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends.

Presented below is a summary of the components used to calculate basic net income per share for the years ended December 31, 2003, 2002, and 2001 (as restated for stock dividends):

                                                                                   2003            2002              2001
                                                                              ------------      ------------      -----------
                                                                                     (In thousands, except per share data)
        Basic Net Income Per Share
           Weighted average common shares outstanding                                2,361             2,360             2,361
                                                                              ============      ============      ============
           Net income                                                         $      5,517      $      4,821      $      4,611
                                                                              ============      ============      ============
           Basic net income per share                                         $       2.34      $       2.04      $       1.95
                                                                              ============      ============      ============
( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) 12. Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and noninterest-bearing and readily available interest-bearing deposits due from other banks.

13. Advertising

Advertising costs are expensed as incurred. Advertising expense for 2003 and 2002 was approximately $165,000 and $169,000, respectively.

14. Goodwill

Prior to 2002, goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities, was being amortized on a straight-line basis over the period of expected benefit of 15 years. Effective January 1, 2002, the Corporation and its subsidiaries adopted the provisions of FASB No. 142, “Goodwill and Other Intangible Assets.” Under this statement, goodwill is no longer amortized over its estimated useful life, but is subject to an assessment for impairment using a fair value based test at least annually. If impaired, the asset is written down to its estimated fair value.

15. Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank enters into off-balance sheet financial instruments consisting of commitments to extend credit, credit card agreements, commercial and similar letters of credit, and commitments to purchase securities. Such financial instruments are recorded in the financial statements when they are exercised.

16. Trust Assets

Except for amounts included in deposits, assets of the Trust Department are not included in the accompanying balance sheets.

17. Business Segments

FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires public companies to report (i) certain financial and descriptive information about their reportable operating segments (as defined) and (ii) certain enterprise-wide financial information about products and services, geographic areas, and major customers. Management believes the Corporation’s principal activity is community banking and that any other activities are not considered significant segments.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) 18. Reclassifications

Certain amounts reported in prior years have been reclassified to conform with the 2003 presentation. These reclassifications did not impact the Corporation’s consolidated financial condition or results of operations.

19. Accounting Pronouncements

In December, 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Corporation and its subsidiaries have no stock-based compensation plans and, as a result, Statement No. 148 had no effect on the Corporation's consolidated financial position, results of operations or cash flows.

The Corporation adopted FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has financial and performance letters of credit. Financial letters of credit require the Corporation to make payment if the customer’s financial condition deteriorates, as defined in the agreements. FIN 45 applies prospectively to guarantees the Corporation issues or modifies subsequent to December 31, 2002. Given the current volume and types of guarantees issued, the amount of the liability required to be reported at December 31, 2003, was insignificant.

In January, 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and at the end of the first interim or annual period ending after December 15, 2003, for interests in variable interest entities created before February 1, 2003. Because the Corporation has no variable interest entities, the adoption of FIN 46 had no material effect on the consolidated financial statements.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) 19. Accounting Pronouncements (Continued)

In April, 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, Statement No. 149 requires that contracts with comparable characteristics be accounted for similarly. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003. Because the Corporation does not have any derivative instruments, the adoption of Statement No. 149 had no impact on the Corporation’s consolidated financial statements.

In May, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which affects the accounting for certain freestanding financial instruments depending on the type of financial instrument. Under Statement No. 150, certain financial instruments with characteristics of both liabilities and equity must be classified as liabilities. The adoption of Statement No. 150 had no material effect on the Corporation’s consolidated financial statements.

NOTE B - RESERVE REQUIREMENTS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2003 and 2002, was $3,044,000 and $2,685,000, respectively.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES

A summary of amortized cost and estimated fair value of securities available-for-sale at December 31, 2003 and 2002, follows.

                                                                                Gross            Gross
                                                           Amortized       Unrealized        Unrealized       Estimated
                                                              Cost              Gains           Losses          Fair Value
                                                          -------------    -------------     -------------    -------------
       December 31, 2003:                                                          (In thousands)
          Securities available-for-sale:
              U. S. Treasury                              $         700    $           2     $        -       $         702
              U. S. Government agencies                          28,342              218              -              28,560
              Mortgage-backed securities                          9,334              301                24            9,611
              State and local political
                 subdivisions                                    35,895            1,561                 9           37,447
              Equity securities                                     991             -                 -                 991
                                                          -------------    -------------     -------------    -------------

                                                          $      75,262    $       2,082     $          33    $      77,311
                                                          =============    =============     =============    =============
          Securities held-to-maturity:
              State and local political
                  subdivisions                            $       2,053    $          14     $          14    $       2,053
                                                          =============    =============     =============    =============

       December 31, 2002:
          Securities available-for-sale:
              U. S. Treasury                              $         701    $          12     $        -       $         713
              U. S. Government agencies                          14,603              321              -              14,924
              Mortgage-backed securities                         16,833              427              -              17,260
              State and local political
                 subdivisions                                    40,148            1,839                 5           41,982
              Equity securities                                     738             -                 -                 738
                                                          -------------    -------------     -------------    -------------

                                                          $      73,023    $       2,599     $           5    $      75,617
                                                          =============    =============     =============    =============
( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES (Continued)

The scheduled maturities of securities at December 31, 2003, are as follows:

                                                                 Available-For-Sale                 Held-to-Maturity
                                                          ------------------------------     ------------------------------
                                                             Amortized     Estimated           Amortized      Estimated
                                                               Cost          Fair Value          Cost           Fair Value
                                                          -------------    -------------     ------------     -------------
                                                                                  (In thousands)

       Due in one year or less                            $       6,627    $       6,718     $       -        $        -
       Due after one year through five years                     17,537           18,153              206               196
       Due after five years through ten years                     7,874            8,169              207               203
       Due after 10 years                                        27,857           28,627            1,640             1,654
       Mortgage-backed securities and equity
          securities                                             15,367           15,644             -                 -
                                                          -------------    -------------     ------------     -------------

                                                          $      75,262    $      77,311     $      2,053     $       2,053
                                                          =============    =============     ============     =============

Equity securities consist of investments in Federal Home Loan Bank (FHLB) and Federal Agricultural Mortgage Corporation. The transferability of the FHLB and Federal Agricultural Mortgage Corporation stock is restricted.

Investment securities with a carrying value of $70,578,000 and $66,754,000 at December 31, 2003 and 2002, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

Gross gains of $1,000 in 2003 and $ -0- in 2002 and 2001, and gross losses of $ -0- in both 2003 and 2002, and $3,000 in 2001 were realized on securities available-for-sale.

The details concerning securities classified as available for sale with unrealized losses as of December 31, 2003, were as follows:

                                                     Less Than         Losses 12 Months
                                          Losses     12 Months             or Greater                       Total
                                     ---------------------------  -----------------------------   -------------------------
                                                                          (In thousands)
                                                         Gross                        Gross                         Gross
                                         Fair         Unrealized       Fair        Unrealized         Fair       Unrealized
                                         Value          Losses         Value         Losses           Value        Losses
                                     ------------  -------------  --------------  --------------  -----------  ------------
     Mortgage-backed
       securities                    $      9,779  $          24  $         -     $         -     $     9,779  $         24
     State and local political
       subdivisions                         2,398              9            -               -           2,398             9
                                     ------------  -------------  --------------  --------------  -----------  ------------

                                     $     12,177  $          33  $         -     $         -     $    12,177  $         33
                                     ============  =============  ==============  ==============  ===========  ============
( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES (Continued)

The details concerning securities classified as held to maturity with unrealized losses as of December 31, 2003, were as follows:

                                            Losses Less Than            Losses 12 Months
                                               12 Months                  or Greater                       Total
                                     ---------------------------  -----------------------------   -------------------------
                                                                          (In thousands)
                                                         Gross                        Gross                         Gross
                                         Fair         Unrealized       Fair        Unrealized         Fair       Unrealized
                                         Value          Losses         Value         Losses           Value        Losses
                                     ------------  -------------  --------------  --------------  -----------  ------------

     State and local political
       subdivisions                  $        399  $          14  $         -     $         -     $       399  $         14
                                     ============  =============  ==============  ==============  ===========  ============

As of December 31, 2003, approximately 5.9% of the number of securities in the portfolio reflected an unrealized loss. Management is of the opinion the Corporation has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Management also believes the deterioration in value is attributable to changes in market interest rates and not to the credit quality of the issuer.

NOTE D - LOANS

Major classifications of loans were as follows:

                                                                                                        December 31,
                                                                                                -----------------------------
                                                                                                    2003             2002
                                                                                                ------------    -------------
                                                                                                       (In thousands)

      Commercial, financial and agricultural                                                    $     32,878    $      38,229
      Real estate - construction and development                                                      37,116           27,165
      Real estate - mortgage                                                                         103,348           96,737
      Installment loans to individuals                                                                28,529           22,602
      Other                                                                                            2,553            2,782
                                                                                                ------------    -------------
                                                                                                     204,424          187,515
      Less allowance for loan losses                                                                  (3,665)          (3,455)
                                                                                                ------------    -------------
                                                                                                $    200,759    $     184,060
                                                                                                ============    =============

Included in the above are customer demand deposits in overdraft status of approximately $323,000 at December 31, 2003 and $398,000 at December 31, 2002.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - LOANS (Continued)

Transactions in the allowance for loan losses were as follows:

                                                                                              Years Ended December 31,
                                                                                      ---------------------------------------
                                                                                           2003          2002         2001
                                                                                      ----------    ----------     ----------
                                                                                                    (In thousands)

       Balance at beginning of year                                                   $    3,455    $    3,039     $    2,920
       Charge-offs during year                                                              (710)         (738)          (866)
       Recoveries on loans previously
          charged off                                                                        374           482            284
       Provision charged to operating expense                                                546           672            701
                                                                                      ----------    ----------     ----------

       Balance at end of year                                                         $    3,665    $    3,455     $    3,039
                                                                                      ==========    ==========     ==========

At December 31, 2003 and 2002, the recorded investment in loans considered to be impaired totaled approximately $383,000 and $958,000, respectively. The allowance for loan losses related to these loans approximated $57,000 and $161,000 at December 31, 2003 and 2002, respectively. The average recorded investment in impaired loans during the years ended December 31, 2003 and 2002, was approximately $451,000 and $1,336,000, respectively. For the years ended December 31, 2003, 2002, and 2001, the amount of income recognized on impaired loans was immaterial. At December 31, 2003 and 2002, nonaccrual loans amounted to approximately $78,000 and $590,000, respectively, and loans past due ninety days or more and still accruing interest amounted to approximately $630,000 and $307,000, respectively.

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

                                                                                                        December 31,
                                                                        Estimated Useful        ----------------------------
                                                                          Life in Years             2003            2002
                                                                       -----------------        ------------   -------------
                                                                                                      (In thousands)

       Land                                                                     -                 $    2,477       $   2,456
       Buildings and improvements                                          10   - 40                  10,741          10,603
       Furniture and equipment                                              3   - 10                   4,926           4,650
                                                                                               -------------   -------------
                                                                                                      18,144          17,709
       Less accumulated depreciation and amortization                                                 (5,340)         (4,714)
                                                                                               -------------   -------------

                                                                                               $      12,804   $      12,995
                                                                                               =============   =============

The amount charged to operating expense for depreciation was $626,000 for 2003, $679,000 for 2002, and $632,000 for 2001.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - TIME DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more for 2003 and 2002 was $44,703,000 and $52,362,000, respectively.

Projected maturities of time deposits included in interest-bearing deposits at December 31, 2003, are as follows (in thousands):

                                       Year                                       Amount
                                       ----                                    -----------

                                       2004                                    $    74,492
                                       2005                                         13,226
                                       2006                                         11,198
                                       2007                                          6,917
                                       2008                                            676
                                    Thereafter                                       4,405
                                                                               -----------

                                                                               $   110,914
                                                                               ===========
NOTE G - BORROWED FUNDS

Borrowed funds consisted of the following:

                                                                                                          December 31,
                                                                                                    -----------------------
                                                                                                       2003          2002
                                                                                                    ---------      --------
                                                                                                         (In thousands)

       FHLB advances                                                                                $   8,237      $  9,613
       Treasury tax and loan note                                                                         930           316
                                                                                                    ---------      --------

                                                                                                    $   9,167      $  9,929
                                                                                                    =========      ========

The Bank has outstanding advances from the Federal Home Loan Bank (FHLB) under a blanket agreement for advances and a security agreement (Agreements). The Agreements entitle the Bank to borrow funds from FHLB to fund mortgage loan programs and to satisfy certain other funding needs. Advances from the FHLB have maturity dates ranging from February, 2004, through December, 2018. Interest is payable monthly at rates ranging from 3.483% to 6.575%. The advances are collateralized by FHLB capital stock, amounts on deposit with the FHLB, and a blanket lien on first mortgage, small business, and agricultural loans equal to the advances outstanding. FHLB advances available and unused at December 31, 2003, totaled $72 million.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - BORROWED FUNDS (Continued)

The treasury tax and loan note generally matures within one to sixty days from the transaction date. Interest is paid at an adjustable rate as set by the U. S. Government.

Annual principal repayment requirements on FHLB borrowings at December 31, 2003, are as follows:

                                             Year                               Amount
                                        ------------                        ------------
                                                                            (In thousands)

                                             2004                           $      3,784
                                             2005                                    298
                                             2006                                    313
                                             2007                                    329
                                             2008                                    346
                                          Thereafter                               3,167
NOTE H - EMPLOYEE RETIREMENT PLANS

The Bank has a defined contribution plan which incorporates the provisions of a deferred compensation plan [401(k)] covering all employees who perform 1,000 hours of service annually, have one year of service and are age twenty-one or older. The Bank’s contribution is 2% of salaries, and employees may contribute up to 15% of their salary which is matched by the Bank up to an additional 3%. Additional Bank contributions are subject to Board discretion. The Bank’s contribution was approximately $213,000 for 2003, $196,000 for 2002, and $164,000 for 2001.

The Bank also has an employee stock ownership plan (ESOP) covering the same group of employees as the 401(k) plan, which is funded at the discretion of the Board. The ESOP invests primarily in the stock of Corporation. Dividends on ESOP shares are recorded as a reduction of retained earnings and the shares are considered outstanding for earnings per share computation. Bank contributions were approximately $196,000 for 2003, $178,000 for 2002 and 2001. The ESOP held 183,104 and 174,385 shares of Corporation common stock, all of which were allocated shares, at December 31, 2003 and 2002, respectively.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - COMPREHENSIVE INCOME

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting amounts that are displayed as part of other comprehensive income. The disclosures of the reclassification amounts are as follows:

                                                                                             Years Ended December 31,
                                                                                     ---------------------------------------
                                                                                        2003           2002          2001
                                                                                     ----------    ----------     ----------
                                                                                                  (In thousands)
          Net change in unrealized (losses) gains on
              available-for-sale securities                                          $     (546)   $    1,029     $   1,205
          Reclassification adjustment for net losses
              (gains) realized in income                                                   -             -              (37)
                                                                                     ----------    ----------     ----------
          Net unrealized (gains) losses                                                    (546)        1,029         1,168
          Tax effect                                                                        204          (383)         (436)
                                                                                     ----------    ----------     ----------

          Net change in unrealized gains (losses) on
              securities available-for-sale, net of tax                              $     (342)   $      646     $     732
                                                                                     ==========    ==========     ==========
NOTE J - INCOME TAXES

The provision for income taxes including the tax effects of securities transactions is as follows:

                                                                                              Years Ended December 31,
                                                                                      ---------------------------------------
                                                                                          2003          2002         2001
                                                                                      ----------    ----------     ----------
                                                                                                   (In thousands)

       Current:
          Federal                                                                     $    1,746    $    1,538     $    1,276
          State                                                                              256           261            598
       Deferred tax expense (benefit)                                                         37          (133)           (60)
                                                                                      ----------    ----------     ----------

                                                                                      $    2,039    $    1,666     $    1,814
                                                                                      ==========    ==========     ==========
( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - INCOME TAXES (Continued)

The difference between the total expected tax expense at the federal tax rate and the reported income tax expense is as follows:

                                                                                              Years Ended December 31,
                                                                                     ----------------------------------------
                                                                                          2003          2002          2001
                                                                                     -----------    ----------     ----------
                                                                                                   (In thousands)

       Tax on income before income taxes                                             $     2,569    $    2,203     $    2,184
       Increase (decrease) resulting from:
          Tax-exempt income                                                                 (623)         (708)          (710)
          Disallowed interest expense                                                         29            46             83
          State income taxes, net of federal benefit                                         169           172            395
          Other, net                                                                        (105)          (47)          (138)
                                                                                     -----------    ----------     ----------

                                                                                     $     2,039    $    1,666     $    1,814
                                                                                     ===========    ==========     ==========

    The components of the net deferred tax included in the consolidated balance sheets are as follows:

                                                                                                            December 31,
                                                                                                    -------------------------
                                                                                                        2003          2002
                                                                                                    ----------     ----------
                                                                                                         (In thousands)
       Deferred tax assets:
          Allowance for loan losses                                                                 $    1,152     $    1,074
                                                                                                    ----------     ----------

       Deferred tax liabilities:
          Premises and equipment                                                                          (179)          (183)
          Unrealized gain on securities
              available-for-sale                                                                          (764)          (968)
          Other                                                                                           (224)          (104)
                                                                                                    ----------     ----------
                                                                                                        (1,167)        (1,255)
                                                                                                    ----------     ----------

       Net deferred tax liability                                                                   $      (15)    $     (181)
                                                                                                    ==========     ==========

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - GOODWILL

The Corporation and its subsidiaries adopted FASB Statements No. 142, "Goodwill and Other Intangible Assets" and No. 147, "Acquisitions of Certain Financial Institutions" effective January 1, 2002. Had the statements been adopted effective January 1, 2001, the consolidated net income and the basic and diluted net income per share would have been as follows:

                                                                                        Years Ended December 31,
                                                                           --------------------------------------------------
                                                                                 2003             2002              2001
                                                                           --------------    --------------   ---------------
                                                                                (In thousands, except per share amounts)

       Reported net income                                                 $        5,517    $        4,812   $         4,611
       Add back goodwill amortization                                                -                 -                  364
                                                                           --------------    --------------   ---------------

       Adjusted net income                                                 $        5,517    $        4,812   $         4,975
                                                                           ==============    ==============   ===============

       Basic and diluted net income per share:
          Reported net income                                              $         2.34    $         2.04   $          1.95
          Add back goodwill amortization                                             -                 -                  .15
                                                                           --------------    --------------   ---------------

                                                                           $         2.34    $         2.04   $          2.10
                                                                           ==============    ==============   ===============
NOTE L - COMMITMENTS AND CONTINGENT LIABILITIES

The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of the Bank’s business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, commercial letters of credit, credit card agreements, and standby letters of credit. A summary of the Bank’s approximate commitments and contingent liabilities arising from the normal course of business at December 31 is as follows:

                                                                                                     Contractual Amount
                                                                                                -----------------------------
                                                                                                     2003            2002
                                                                                                ------------    -------------
                                                                                                       (In thousands)

        Commitments to extend credit                                                            $     29,651     $    20,775
        Credit card arrangements                                                                       2,244           2,188
        Letters of credit                                                                             11,286          14,250
( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Commitments to extend credit, credit card agreements, commercial letters of credit, and standby letters of credit include some exposure to credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for such commitments and financial guarantees are the same as those used for lending activities. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk. No significant losses on commitments were incurred during the three years ended December 31, 2003, nor are any significant losses as a result of these transactions anticipated.

The Bank leases property for branch offices under a noncancellable lease agreement that expires in 2007. The lease is for a five-year period with an option to renew. The total minimum rental commitment at December 31, 2003, under the leases is approximately $38,400 which is due as follows:

                                                Year                    Amount
                                                -----                 ------------

                                                2004                  $      9,600
                                                2005                         9,600
                                                2006                         9,600
                                                2007                         9,600
                                                2008                          -
                                                                      ------------
                                                                      $     38,400
                                                                      ============

The total rental expense was $9,600, $16,257, and $42,023 for 2003, 2002, and 2001, respectively.

The Bank is a defendant in various pending and threatened legal actions arising in the normal course of business. In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of these matters will not have a material effect on the consolidated financial statements.

NOTE M - RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices and are within applicable regulatory and lending limitations. Such loans amounted to approximately $1,445,000 and $918,000 at December 31, 2003 and 2002, respectively.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - REGULATORY MATTERS

Banking regulations require the Bank to maintain certain capital levels and limit the dividends paid by the Bank to the holding company. Dividends paid by the Bank to the Corporation are the primary source of funds for dividends by the Corporation to its shareholders.

The Corporation and its subsidiary bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its subsidiary must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted average total assets (leverage). Management’s contention is that, as of December 31, 2003, the Corporation and its subsidiary bank exceed all capital adequacy requirements.

At December 31, 2003, the Bank was categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action. A financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a Tier 1 leverage capital ratio of 5% or more. There are no conditions or anticipated events that, in the opinion of management, would change the categorization.

The actual capital amounts and ratios at December 31, 2003 and 2002, are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

                                                                                 Security Capital
                                                                                    Corporation
                                                                                  (Consolidated)                  Bank
                                                                             ----------------------     ----------------------
                                                                                Amount       Ratio        Amount        Ratio
                                                                             -----------  ---------    ------------   --------
                                                                                              ($ In Thousands)
      December 31, 2003:
        Total risk-based                                                     $    38,630      16.5%     $    36,638      15.6%
        Tier 1 risk-based                                                         35,690      15.2%          33,700      14.4%
        Tier 1 leverage                                                           35,690      10.8%          33,700      10.2%

      December 31, 2002:
        Total risk-based                                                     $    35,234      16.1%     $    33,739      15.5%
Tier 1 risk-based                                                                 32,496      14.9%          31,001      14.2%
Tier 1 leverage                                                                   32,496      10.5%          31,001      10.0%
( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - REGULATORY MATTERS (Continued)

The minimum amounts of capital and ratios as established by banking regulators at December 31, 2003 and 2002, were as follows:

                                                                                 Security Capital
                                                                                    Corporation
                                                                                  (Consolidated)                  Bank
                                                                             ----------------------     ----------------------
                                                                                Amount       Ratio        Amount        Ratio
                                                                             -----------  ---------    ------------   --------
                                                                                              ($ In Thousands)
      December 31, 2003:
        Total risk-based                                                     $    18,756       8.0%     $    18,743       8.0%
        Tier 1 risk-based                                                          9,378       4.0%           9,372       4.0%
Tier 1 leverage                                                                    9,923       3.0%           9,919       3.0%

      December 31, 2002:
        Total risk-based                                                     $    17,469       8.0%     $    17,463       8.0%
Tier 1 risk-based                                                                  8,734       4.0%           8,731       4.0%
Tier 1 leverage                                                                    9,288       3.0%           9,286       3.0%
NOTE O - DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments.” The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents – For such short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities – For securities held as investments, fair value equals market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Loans – The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits – The fair values of demand deposits are, as required by Statement No. 107, equal to the carrying value of such deposits. Demand deposits include noninterest-bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts. The fair value of variable rate term deposits, those repricing within six months or less, approximates the carrying value of these deposits. Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits repricing after six months. The discount rate used is based on interest rates currently being offered on comparable deposits as to amount and term.

FHLB and Other Borrowings – The fair value of the fixed rate borrowings are estimated using discounted cash flows, based on current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of any variable rate borrowings approximates their fair values.

Off-Balance Sheet Instruments – Fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value until such commitments are funded or closed. Management has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

The estimated fair values of the financial instruments, none of which are held for trading purposes, were as follows:

                                                               December 31, 2003                      December 31, 2002
                                                       --------------------------------        -------------------------------
                                                          Carrying           Estimated             Carrying         Estimated
                                                           Amount           Fair Value              Amount          Fair Value
                                                       --------------     ------------        --------------     --------------
                                                                (In thousands)                         (In thousands)
       Financial assets:
          Cash and cash equivalents                    $       15,082     $      15,082        $     13,705     $      13,705
          Federal funds sold                                   20,380            20,380              15,760            15,760
          Certificates of deposit with
              other banks                                         492               492               1,851             1,851
          Securities available-for-sale                        77,311            77,311              75,617            75,617
          Securities held-to-maturity                           2,053             2,053                -                 -
          Loans                                               200,759           204,280             184,060           187,426
       Financial liabilities:
          Noninterest-bearing deposits                         39,820            39,820              32,278            32,278
          Interest-bearing deposits                           248,622           248,362             233,319           233,319
          FHLB and other borrowings                             9,167             9,825               9,929             9,929

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - CONCENTRATIONS OF CREDIT

Most of the loans, commitments, commercial letters of credit and standby letters of credit have been granted to customers in the Bank’s market area. Generally such customers are also depositors. Investments in state and municipal securities also include governmental entities within the Bank’s market area. The concentrations of credit by type of loan are set forth in Note D. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Letters of credit were granted primarily to commercial borrowers.

NOTE Q - CONDENSED PARENT COMPANY STATEMENTS

Balance sheets as of December 31, 2003 and 2002, and statements of income and cash flows for the years ended December 31, 2003, 2002, and 2001, of Security Capital Corporation (parent company only) are presented below:

                                                        BALANCE SHEETS
                                                                                                         December 31,
                                                                                                 ----------------------------
                                                                                                      2003           2002
                                                                                                 ------------    ------------
                                                                                                        (In thousands)
     Assets
     Cash and cash equivalents                                                                   $      1,394    $        654
     Investment in subsidiaries                                                                        39,406          36,922
     Other assets                                                                                         105             328
                                                                                                 ------------    ------------

                                                                                                 $     40,905    $     37,904
                                                                                                 ============    ============
     Liabilities and Shareholders' Equity
     Other liabilities                                                                           $         57    $         47
     Shareholders' equity                                                                              40,848          37,857
                                                                                                 ------------    ------------

                                                                                                 $     40,905    $     37,904
                                                                                                 ============    ============
( Continued )

                                                 SECURITY CAPITAL CORPORATION

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - CONDENSED PARENT COMPANY STATEMENTS  (Continued)

                                                     STATEMENTS OF INCOME

                                                                                            Years Ended December 31,
                                                                                 --------------------------------------------
                                                                                      2003           2002            2001
                                                                                 ------------    ------------    ------------
                                                                                                (In thousands)
     Income
     Dividends from subsidiary                                                   $      2,530    $      2,145    $      2,090
     Gain on sale of other asset                                                          406            -              -
     Other                                                                                 10              12              18
                                                                                 ------------    ------------    ------------
                                                                                        2,946           2,157           2,108

     Expense                                                                              177             125              68
                                                                                 ------------    ------------    ------------
     Income before income taxes and equity in
        undistributed earnings of subsidiaries                                          2,769           2,032           2,040
     Income tax (expense) benefit                                                         (78)             45              21
                                                                                 ------------    ------------   -------------
     Income before equity in undistributed earnings
        of subsidiaries                                                                 2,691           2,077           2,061
     Equity in undistributed earnings of subsidiaries
        in excess of dividends                                                          2,826           2,735           2,550
                                                                                 ------------    ------------   -------------

     Net income                                                                  $      5,517    $      4,812   $       4,611
                                                                                 ============    ============   =============
( Continued )

                                                 SECURITY CAPITAL CORPORATION

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - CONDENSED PARENT COMPANY STATEMENTS  (Continued)

                                                   STATEMENTS OF CASH FLOWS

                                                                                            Years Ended December 31,
                                                                                 --------------------------------------------
                                                                                      2003           2002            2001
                                                                                 ------------    ------------    ------------
                                                                                                (In thousands)
     Cash Flows From Operating Activities
     Net income                                                                  $      5,517    $      4,812    $      4,611
     Equity in subsidiaries' earnings                                                  (2,826)         (2,735)         (2,550)
     Gain on sale of other asset                                                         (406)           -               -
     Other, net                                                                           234             (28)             (6)
                                                                                 ------------    ------------    ------------

     Net cash provided by operating activities                                          2,519           2,049           2,055
                                                                                 ------------    ------------    ------------

     Cash Flows From Investing Activities
     Proceeds from sale of other asset                                                    406            -               -
                                                                                 ------------    ------------    ------------

     Cash Flows From Financing Activities
     Dividends paid on common stock                                                    (2,243)         (2,023)         (1,819)
     Repayment of debt                                                                   -                114            -
     Other, net                                                                            58              (7)            (15)
                                                                                 ------------    ------------    ------------

     Net cash used in financing activities                                             (2,185)         (1,916)         (1,834)
                                                                                 ------------    ------------    ------------

     Net increase in cash and cash equivalents                                            740             133             221
     Cash and cash equivalents at beginning of year                                       654             521             300
                                                                                -------------   -------------   -------------

     Cash and cash equivalents at end of year                                   $       1,394   $         654   $         521
                                                                                =============   =============   =============

                                                 SECURITY CAPITAL CORPORATION

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE
         AMOUNTS (UNAUDITED)

                                                                                     Three Months Ended
                                                                -------------------------------------------------------------
                                                                   Mar. 31          June 30        Sept. 30        Dec. 31
                                                                ------------     -----------      ----------      -----------
                                                                            (In thousands, except per share data)
    2003
    Total interest income                                       $      4,171     $     4,350      $    4,331      $     4,157
    Total interest expense                                             1,067             998             958              932
                                                                ------------     -----------      ----------      -----------
        Net interest income                                            3,104           3,352           3,373            3,225
    Provision for loan losses                                            161             162             161               62
                                                                ------------     -----------      ----------      -----------
        Net interest income after provision for
           loan losses                                                 2,943           3,190           3,212            3,163
    Total noninterest income, excluding
        securities gains (losses)                                      1,309           1,402           1,257            1,697
    Securities gains (losses)                                              1            -               -                -
    Total noninterest expenses                                         2,523           2,725           2,687            2,683
    Income taxes                                                         360             380             522              777
                                                                ------------     -----------      ----------      -----------

    Net income                                                  $      1,370     $     1,487      $    1,260      $    1,400
                                                                ============     ===========      ==========      ===========

    Per share:  (1)
        Net income                                              $        .58      $      .63     $       .53      $       .60
        Net income, diluted                                              .58             .63             .53              .60
        Cash dividends declared                                            -               -               -              .95

(1) Restated for stock dividends.
( Continued )

                                                 SECURITY CAPITAL CORPORATION

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE
         AMOUNTS (UNAUDITED)  (Continued)

                                                                                     Three Months Ended
                                                                -------------------------------------------------------------
                                                                   Mar. 31          June 30        Sept. 30         Dec. 31
                                                                ------------     -----------      ----------      -----------
                                                                            (In thousands, except per share data)
2002
Total interest income                                           $      4,168     $     4,209      $    4,351      $     4,119
Total interest expense                                                 1,238           1,147           1,189            1,186
                                                                ------------     -----------      ----------      -----------
    Net interest income                                                2,930           3,062           3,162            2,933
Provision for loan losses                                                172             166             167              167
                                                                ------------     -----------      ----------      -----------
    Net interest income after provision for
        loan losses                                                    2,758           2,896           2,995            2,766
Total noninterest income, excluding
    securities gains (losses)                                          1,115           1,436           1,298            1,306
Securities gains (losses)                                               -               -               -                -
Total noninterest expenses                                             2,470           2,496           2,576            2,550
Income taxes                                                             387             476             444              359
                                                                ------------     -----------      ----------      -----------

Net income                                                      $      1,016     $     1,360      $    1,273      $     1,163
                                                                ============     ===========      ==========      ===========

    Per share:  (1)
        Net income                                              $        .43      $      .58     $       .54      $       .49
        Net income, diluted                                              .43             .58             .54              .49
        Cash dividends declared                                            -               -               -              .86

(1) Restated for stock dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

For prior years audited by W. H. Polk and Company, their reports on the audited financial statements did not contain any adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Moreover, there were no disagreements on material adjustments, accounting principles, financial disclosure, practices, or auditing scope of procedures between W. H. Polk and Company and Security Capital Corporation for any given year.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As defined by the Securities and Exchange Commission in Exchange Act Rules 13a-15(e), a company’s “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

As of December 31, 2003 (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls

Subsequent to the Evaluation Date, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Included under the heading “Information Concerning Nominees and Directors” in the Company’s Proxy Statement dated April 5, 2004 and incorporated by reference herein.

The Company’s Board of Directors has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. A copy of this Code of Ethics can be found at the Company’s internet website at www.firstsecuritybk.com. The Company intends to disclose any amendments to its Code of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, on the Company’s internet website within five business days following such amendment or waiver. The information contained on or connected to the Company’s internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Included under the heading “Executive Compensation” in the Company’s Proxy Statement dated April 5, 2004 and incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Included under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement dated April 5, 2004 and incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Included under the heading “Certain Relationship and Related Transactions” in the Company’s Proxy Statement dated April 5, 2004 and incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Included under the heading “Independent Public Accountants and Fees” in the Company’s Proxy Statement dated April 5, 2004 and incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Exhibits

The following financial statements included under the heading “Financial Statements and Supplementary Data” are included in this report:

        (a) Independent Auditors' Report

Reports on Form 8-K

        None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Security Capital Corporation

Date: March 30, 2004               By   /s/ Frank West
                                     -----------------------------------------
                                        Frank West, Chief Executive Officer

Date: March 30, 2004               By   /s/ Connie Hawkins
                                     -----------------------------------------
                                        Connie Hawkins, Chief Financial Officer

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following  persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:    March 30, 2004
                               /s/ Larry Pratt             , Director

DATE:    March 30, 2004
                               /s/ Frank West              , Director

DATE:    March 30, 2004
                               /s/ John Mothershed         , Director

DATE:    March 30, 2004
                               /s/ Joe Brown               , Director

DATE:    March 30, 2004
                               /s/ Ben Smith               , Director

DATE:    March 30, 2004
                               /s/ G. E. McKittrick        , Director

DATE:    March 30, 2004
                               /s/ Will Hays               , Director

DATE:    March 30, 2004
                               /s/ Steve Ballard           , Director

DATE:    March 30, 2004
                               /s/ Tony Jones              , Director

                                                   EXHIBIT INDEX

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         Financial Statements and Schedules

        The following Consolidated Financial Statements of Security Capital Corporation are included in Item 8 of this report:

        Consolidated Statements of Income--Years ended December 31, 2003, 2002, and 2001

        Consolidated Balance Sheets--December 31, 2003 and 2002

        Consolidated Statements of Shareholders' Equity--Years ended December 31, 2003, 2002, and 2001

        Consolidated Statements of Cash Flows--Years ended December 31, 2003, 2002, and 2001

        Notes to Consolidated Financial Statements

All other schedules to the Consolidated Financial Statements stipulated by Article 9 of Regulation S-X and all other schedules to the financial statements of the registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         31.1    Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Chief Executive
                 Officer   and President

         31.2    Certification of Annual Report on Form 10-K pursuant to Rule 13a-14(a) by Chief
                  Financial Officer, Cashier and Executive Vice-President.

         32.0    Certification of Annual Report on Form 10-K pursuant to 18 U. S. C. Section 1350 and Rule
                 13a-14(b)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
Security Capital Corporation

We have audited the accompanying consolidated balance sheets of Security Capital Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Security Capital Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                  /S/  T. E. LOTT & COMPANY

Columbus, Mississippi
January 22, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
Security Capital Corporation

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity and cash flows of Security Capital Corporation and subsidiaries for the year ended December 31, 2001. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Security Capital Corporation and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                /S/  WM. H. POLK & CO.

Batesville, Mississippi
January 29, 2002