Form 10QSB
period 2004-03-31
SECURITY CAPITAL CORP/MS
filed 2004-05-14
CIK 725537

                                     U. S. SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D. C. 20549

                                                     FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:                                  MARCH 31, 2004
                                                                       ----------------------
                                    OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:                           000-50224
                                            ---------------------

                                           SECURITY CAPITAL CORPORATION
-------------------------------------------------------------------------------------------------------------------
                         (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                      MISSISSIPPI                                                64-0681198
                (STATE OF INCORPORATION)                          (I. R. S. EMPLOYER IDENTIFICATION NO.)

            295 HIGHWAY 6 WEST/ P. O. BOX 690
                BATESVILLE, MISSISSIPPI                                             38606
 --------------------------------------------------------          ------------------------------------------------
                (ADDRESS OF PRINCIPAL                                            (ZIP CODE)
                   EXECUTIVE OFFICES)

                                                   662-563-9311
-------------------------------------------------------------------------------------------------------------------
                                 (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                                       NONE
-------------------------------------------------------------------------------------------------------------------
                        (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT

INDICATE BY CHECK MARK WHETHER THE ISSUER:  (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15
(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE
REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST
90 DAYS. [ X  ]  YES   [    ]   NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER AS DEFINED IN THE SECURITIES AND EXCHANGE
ACT OF 1934 RULE 12B-2:    [    ]  YES  [  X  ] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF MARCH 31, 2004.

                 TITLE                                                              OUTSTANDING
    COMMON STOCK, $5.00 PAR VALUE                                                    2,365,594

                                           SECURITY CAPITAL CORPORATION
                                  FIRST QUARTER 2004 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Statements of Condition
                  March 31, 2004 and December 31, 2003

                  Consolidated Statements of Income
                  Three months ended March 31, 2004 and 2003

                  Consolidated Statements of Comprehensive Income
                  Three months ended March 31, 2004 and 2003

                  Consolidated Statements of Cash Flows
                  Three months ended March 31, 2004 and 2003

                  Notes to Consolidated Financial Statements

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Item 4.           Controls and Procedures

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities

Item 3.           Defaults upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM NO. 1.  FINANCIAL STATEMENTS

                                           SECURITY CAPITAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                      (dollar amounts presented in thousands)
                                                                                           Unaudited
                                                                                            March 31,        Dec. 31,
                                                                                              2004             2003
                                                                                              ----             ----
                                                      ASSETS
Cash and due from banks                                                                     $11,565         $14,380
Interest-bearing deposits with banks                                                            355             702
                                                                                  ----------------------------------
   Total cash and cash equivalents                                                           11,920          15,082
Federal funds sold                                                                            1,355          20,380
Time deposits with other banks                                                               20,492             492
Securities available-for-sale                                                                99,484          77,311
Securities held-to-maturity, estimated fair value of
   $2,052 in 2004 and $2,053 in 2003                                                          2,052           2,053
                                                                                  ----------------------------------
   Total securities                                                                         101,536          79,364
Loans, less allowance for loan losses of
   $3,847 in 2004 and $3,665 in 2003                                                        206,325         200,759
Interest receivable                                                                           2,624           2,414
Premises and equipment                                                                       13,761          12,804
Intangible assets                                                                             3,874           3,874
Cash surrender value of life insurance                                                        3,394           3,358
Other assets                                                                                  3,302           1,726
                                                                                  ----------------------------------
Total Assets                                                                               $368,583        $340,253
                                                                                  ==================================
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Noninterest-bearing deposits                                                             $49,489         $39,820
   Time deposits of $100,000 or more                                                         47,181          46,671
   Other interest-bearing deposits                                                          215,890         201,951
                                                                                  ----------------------------------
      Total deposits                                                                        312,560         288,442
   Interest payable                                                                             414             518
   Federal Funds Purchased                                                                    3,000               -
   Borrowed funds                                                                             7,707           9,167
   Other liabilities                                                                          2,435           1,278
                                                                                  ----------------------------------
Total Liabilities                                                                           326,116         299,405
Shareholders' equity:
   Common stock - $5 par value, 5,000,000 shares
   authorized, 2,380,154 shares issued in 2004 and 2003                                      11,900          11,900
Surplus                                                                                      24,947          24,862
Retained Earnings                                                                             4,282           2,891
Accumulated other comprehensive income                                                        1,411           1,285
Treasury stock, at par, 14,560 shares and 18,005
   shares in 2004 and 2003, respectively                                                       (73)            (90)
Total Shareholders' Equity                                                                   42,467          40,848
                                                                                  ----------------------------------
Total Liabilities and Shareholders' Equity                                                 $368,583        $340,253
                                                                                  ==================================

                                                  SECURITY CAPITAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF INCOME
                                            (dollar amounts presented in thousands)

                                                                                    (Unaudited)
                                                                                For the three months
                                                                                  ended March 31,
                                                                                --------------------
                                                                                 2004       2003
                                                                                 ----       ----
INTEREST INCOME
Interest and fees on loans                                                      3,451      3,272
Interest and dividends on securities                                              868        821
Interest on federal funds sold                                                     25         39
Other                                                                              48         39

   Total interest income                                                        4,392      4,171

INTEREST EXPENSE
Interest on deposits                                                              864        974
Interest on borrowings                                                             83         93
Interest on federal funds purchased                                                 2          -

    Total interest expense                                                        949      1,067

Net Interest Income                                                             3,443      3,104

Provision for loan losses                                                         163        161

Net interest income after provision for loan losses                             3,280      2,943

OTHER INCOME
Service charges on deposit accounts                                               948        931
Trust Department income                                                           204        214
Securities net gain                                                                 -          1
Other income                                                                      161        164

   Total other income                                                           1,313      1,310

OTHER EXPENSES
Salaries and employee benefits                                                  1,833      1,688
Occupancy expense                                                                 286        281
Other operating expense                                                           597        554
   Total other expenses                                                         2,716      2,523

INCOME BEFORE PROVISION FOR INCOME TAXES                                        1,877      1,730

PROVISION FOR INCOME TAXES                                                        485        360

NET INCOME                                                                     $1,392     $1,370

NET INCOME PER SHARE
   Basic                                                                       $ 0.59     $ 0.58
   Diluted                                                                     $ 0.59     $ 0.58

                                                      SECURITY CAPITAL CORPORATION
                                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                 (dollar amounts presented in thousands)

                                                                                       (Unaudited)
                                                                                   For the three months
                                                                                     ended March 31,
                                                                                 ----------------------
                                                                                    2004         2003
                                                                                    ----         ----
            Net income                                                              1,392        1,370

            Other comprehensive income (loss), net of tax

            Unrealized holding gains (losses)                                         125         (48)
                                                                                 --------- ------------

            Comprehensive income                                                    1,517        1,322

                                                     SECURITY CAPITAL CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (dollar amounts presented in thousands)

                                                                            (Unaudited)
                                                                        Three months ended
                                                                              March 31,
                                                                      ------------------------
                                                                         2004           2003
                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                            $  1,392       $  1,370
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Provision for loan losses                                               163            161
   Amortization of premiums and discounts on securities, net               186            334
   Depreciation and amortization                                           164            180
   FHLB stock dividend                                                      (4)            (5)
   Loss (gain)on sale of securities                                          -             (1)
   Loss (gain) on sale of other assets                                       -              4
Changes in:
   Interest receivable                                                    (210)           (74)
   Other assets                                                            236             66
   Interest payable                                                        107           (130)
   Other liabilities                                                     1,156           (238)

Net cash provided by operating activities                                3,190          1,667

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in loans                                            (5,406)        (1,912)
Purchase of securities available for sale                              (32,134)       (25,179)
Proceeds of maturities and calls of securities available for sale        7,979          4,786
Purchase of term deposit                                               (20,000)             -
Additions to premises and equipment                                     (1,056)           (24)
Proceeds of sale of other assets                                             -              -
Increase in life insurance                                                 (36)           (42)
Changes in:
   Federal funds sold                                                   19,025          6,482
   Certificates of deposits with other banks                                 -          1,161

Net cash provided by (used in) investing activities                    (31,628)       (14,728)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
   Deposits                                                             23,587         18,695
   Federal funds purchased                                               3,000              -
Purchase of treasury stock                                                   -              -
Reissuance of treasury stock                                               102              9
Repayment of debt                                                       (4,413)        (1,555)
Proceeds from issuance of debt                                           3,000              -

Net cash provided by (used in) financing activities                     25,276         17,149

Net increase (decrease) in cash and cash equivalents                  $ (3,162)      $  4,088

Cash and cash equivalents at beginning of year                        $ 15,082       $ 13,705

Cash and cash equivalents at end of period                            $ 11,920       $ 17,793

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:
   Interest                                                           $  1,053       $    937
   Income taxes                                                       $     42       $     25

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, please refer to the Company’s Form 10-K filed March 30, 2004, which will include the consolidated financial statements and footnotes for the year ended December 31, 2003.

NOTE B - SUMMARY OF ORGANIZATION

Security Capital Corporation (the “Company) was incorporated September 16, 1982, under the laws of the State of Mississippi for the purpose of acquiring First Security Bank and serving as a one-bank holding company.

First Security Bank and Batesville Security Building Corporation are wholly owned subsidiaries of the Company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951 and engages in a wide range of commercial banking activities and emphasizes it local management, decision-making and ownership. The Bank offers a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Bank also offers a wide range of personal and corporate trust services and commercial, agricultural, mortgage and personal loans. It’s full-service banking locations expanded to eleven with the October 31, 2001 opening in Olive Branch, Mississippi, the July 1, 2002 opening in Hernando, Mississippi and the August 2003 opening in Pope, Mississippi.

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

                                                            For the Three Months Ended
                                                                  March 31, 2004
                                            -----------------------------------------------------
                                            Net Income                 Shares           Per Share
                                            (Numerator)             (Denominator)         Data
                                            -----------              -----------        ---------

Basic per share                             $1,391,632                2,364,601           .59

Effect of dilutive shares:*                          0                        0
                                            -----------              -----------        ---------

Diluted per share                           $1,391,632                2,364,601           .59

                                                            For the Three Months Ended
                                                                  March 31, 2003
                                                         (as restated for stock dividend)
                                            ------------------------------------------------------
                                            Net Income                 Shares           Per Share
                                            (Numerator)             (Denominator)         Data
                                            -----------              -----------        ---------

Basic per share                              $1,369,985              2,360,274             .58

Effect of dilutive shares:*                           0                      0
                                            -----------              -----------        ---------

Diluted per share                            $1,369,985              2,360,274             .58

*There was no dilution from potential common stock outstanding at March 31, 2004 and March 31, 2003.

ITEM NO. 2     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements” relating to, without limitation, future economic performance, plan and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filing of the Form 10-SB with the Securities and Exchange Commission.

The subsidiary Bank represents the primary assets of the Company. On March 31, 2004, First Security Bank had approximately $367.55 million in assets compared to $333.65 million at March 31, 2003. Loans increased to $210.1 million at March 31, 2004 from $189.4 million at March 31, 2003. Deposits increased by $29.3 million from March 31, 2003 to March 31, 2004 for a total of $313.6 million. For the three months ended March 31, 2004 and March 31, 2003, the Bank reported income of approximately $1,432,000 and $1,409,000, respectively.

NONPERFORMING ASSETS AND RISK ELEMENTS.

Diversification within the loan portfolio is an important means of reducing inherent lending risks. The loan portfolio is represented of the following mix: Commercial 9.38%; Agricultural 1.84%; Real Estate 73.07%; Consumer 14.68% and Other 1.03%. The major components of the real estate loans are 25.02% for construction and land development property, 28.18% for first liens on 1-4 family residential property and 36.25% for nonfarm and nonresidential property.

At March 31, 2004, the subsidiary bank had loans past due as follows:

                                                                 (in thousands)
         Past due 30 days through 89 days                            $5,460
         Past due 90 days or more and still accruing                 $  677

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $78 thousand at March 31, 2004. Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose. Other real estate at March 31, 2004 totaled $119 thousand. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary bank had no restructured loans at March 31, 2004.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. As of March 31, 2004, Security Capital Corporation had a positive gap of 23.1% in a 12-month time frame while policy dictates a minimum liquidity ratio of 15%. A 1% increase in market rates will increase net interest income by approximately 2.05% while a decrease in market rates will reduce net interest income by 2.71%. The Company’s policy allows for no more than a 10% movement in NII (net interest income), in a 200 basis point ramp of market rates over a one-year period. Currently, a 200 basis point movement down would reduce NII by 4.35% while an upward movement of the same amount would increase NII by 3.28%. When funds exceed the needs for reserve requirements or short-term liquidity needs, the company will increase its security investments or sell federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs. At March 31, 2004, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $23 million (to borrow federal funds) and the line of credit with the Federal Home Loan Bank that exceeds $97 million. At March 31, 2004, the Company had available (unused) line of credit of approximately $105 million.

CAPITAL RESOURCES

Total consolidated equity capital at March 31, 2004 was $42.5 million or approximately 11.52% of total assets. The main source of capital for the Corporation has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital. Currently, the Company and the Bank have adequate capital positions as of March 31, 2004 as reflected below:

                                         Corporation       Bank
Risk-Based Capital Ratio                    Ratio          Ratio        Requirements
------------------------                    -----         -------       ------------
Total Capital                               16.54%         15.76%            8%
Tier 1 Capital                              15.29%         14.51%            4%
Leverage Capital                            10.63%         10.07%            3%
RESULTS OF OPERATIONS

The Company had a consolidated net income for $1.39 million for the three months ending March 31, 2004, compared with consolidated net income of $1.37 million for the three months ending March 31, 2003.

Total interest income increased to $4.392 million for the first three months ending March 31, 2004 from $4.171 million for the first three months ending March 31, 2003, or an increase of 5.3. %. Earning assets through March 31, 2004, increased $28 million and interest-bearing liabilities increased $16 million compared to March 31, 2003, reflecting an increase of 9.14% and 6.20%, respectively.

Noninterest income for the three months ending March 31, 2004, was $1.313 million compared to $1.310 for the same period in 2003, reflecting a small increase of $3 thousand or .229%. Included in noninterest income are service charges on deposit accounts, which for the three months ended March 31, 2004, totaled $948 thousand, compared to $931 thousand for the same period in 2003, and is a reflection of continued growth of the deposit base as well as improvement in the fee pricing structure.

The provision for loan losses was $163 thousand in the first three months of 2004 compared with $161 for the same period in 2003 showing a small increase of $2 thousand. The Allowance for Loan Losses of $3,847 thousand on March 31, 2004 (approximately 1.83% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the Allowance for Loan Losses or that additional increases will not be required. Management evaluates the adequacy of the Allowance for Loan Losses quarterly and makes provisions for loan losses based on this evaluation.

Other expense increased by $193 thousand or 7.65% for the three months ended March 31, 2004, when compared with the same period in 2003. This increase is primarily due to the continued growth of the Bank and the related services being offered.

ITEM NO. 3        QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2003 in the Company’s Form 10-K and Annual Report.

ITEM NO. 4        CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, an evaluation under the direction and with the participation of our principal executive officer and principal financial officer was performed to determine the effectiveness of the design and operation of the disclosure controls and procedures. The principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in the Corporation’s internal controls or in other factors subsequent to the date of the evaluation that could significantly affect these controls.

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

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of security holders during the
                  Quarter ended March 31, 2004.

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

                  (b)      The Company did not file any reports on Form 8-K during the quarter ended March 31,
                           2004.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SECURITY CAPITAL CORPORATION

BY       /s/ Frank West                                   BY   /s/ Connie Woods Hawkins
   -------------------------------                            --------------------------------
         Frank West                                           Connie Woods Hawkins
         President and Chief Executive                        Executive Vice-President, Cashier
         Officer                                              and Chief Financial Officer

DATE:    May 13, 2004                                     DATE:    May 13, 2004