Form 10QSB
period 2004-06-30
SECURITY CAPITAL CORP/MS
filed 2004-08-13
CIK 725537

                                     U. S. SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D. C. 20549

                                                     FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:                                  JUNE 30, 2004
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
(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE
REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST
90 DAYS. [ X  ]  YES   [    ]   NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER AS DEFINED IN THE SECURITIES AND EXCHANGE
ACT OF 1934 RULE 12B-2:    [    ]  YES  [  X  ] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF JUNE 30, 2004.

                 TITLE                                                              OUTSTANDING
    COMMON STOCK, $5.00 PAR VALUE                                                    2,366,194

                                           SECURITY CAPITAL CORPORATION
                                  FIRST QUARTER 2004 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Statements of Condition
                  June 30, 2004 and December 31, 2003

                  Consolidated Statements of Income
                  Three months and six months ended June 30, 2004 and 2003

                  Consolidated Statements of Comprehensive Income
                  Three months and six months ended June 30, 2004 and 2003

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 2004 and 2003

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

Item 3.           Defaults upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM NO. 1.  FINANCIAL STATEMENTS

                                           SECURITY CAPITAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                      (dollar amounts presented in thousands)

                                                                              Unaudited
                                                                               June 30,         Dec. 31,
                                                                                 2004             2003
                                                                                 ----             ----
                                                      ASSETS
Cash and due from banks                                                         $21,724         $14,380
Interest-bearing deposits with banks                                                500             702
                                                                               ------------ ------------
   Total cash and cash equivalents                                               22,224          15,082
Federal funds sold                                                                  646          20,380
Term deposits with other banks                                                    3,492             492
Securities available-for-sale                                                    99,965          77,311
Securities held-to-maturity, estimated fair value of
   $2,006 in 2004 and $2,053 in 2003                                              2,052           2,053
                                                                               ------------ ------------
   Total securities                                                             102,017          79,364
Loans, less allowance for loan losses of
$3,824 in 2004 and $3,665 in 2003                                               221,472         200,759
Interest receivable                                                               2,838           2,414
Premises and equipment                                                           13,949          12,804
Intangible assets                                                                 3,874           3,874
Cash surrender value of life insurance                                            3,425           3,358
Other assets                                                                      4,361           1,726
                                                                               ------------ ------------
Total Assets                                                                   $378,298        $340,253
                                                                               ============ ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Noninterest-bearing deposits                                                 $49,258         $39,820
   Time deposits of $100,000 or more                                             45,128          46,671
   Other interest-bearing deposits                                              227,491         201,951
                                                                               ------------ ------------
      Total deposits                                                            321,877         288,442
   Interest payable                                                                 465             518
   Federal Funds Purchased                                                        2,500               -
   Borrowed funds                                                                 8,446           9,167
   Other liabilities                                                              2,248           1,278
                                                                               ------------ ------------
Total Liabilities                                                               335,536         299,405
Shareholders' equity:
   Common stock - $5 par value, 5,000,000 shares
   authorized, 2,380,154 shares issued in 2004
   and 2003                                                                      11,900          11,900
Surplus                                                                          24,961          24,862
Retained Earnings                                                                 5,915           2,891
Accumulated other comprehensive income                                               56           1,285
Treasury stock, at par, 13,960 shares and 18,005
   shares in 2004 and 2003, respectively                                            (70)            (90)
                                                                               ------------ ------------
Total Shareholders' Equity                                                       42,762          40,848
                                                                               ------------ ------------

Total Liabilities and Shareholders' Equity                                     $378,298        $340,253
                                                                               ============ ============

                                                  SECURITY CAPITAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF INCOME
                                            (dollar amounts presented in thousands)

                                                               (Unaudited)                     (Unaudited)
                                                           For the three months            For the six months
                                                              ended June 30,                 ended June 30,
                                                     -------------------------------  --------------------------------
                                                            2004            2003            2004           2003
                                                     ---------------  --------------  --------------  ----------------
INTEREST INCOME
Interest and fees on loans                                $  3,601        $ 3,491        $ 7,052        $ 6,763
Interest and dividends on securities                           962            830          1,830          1,651
Federal funds sold                                               5              9             30             48
Other                                                           42             20             90             59
                                                     ---------------  --------------  --------------  ----------------

   Total interest income                                     4,610          4,350          9,002          8,521

INTEREST EXPENSE
Interest on deposits                                           869            918          1,733          1,892
Interest on borrowings                                          85             80            168            173
Interest on federal funds purchased                              2              -              4              -
                                                     ---------------  --------------  --------------  ----------------

    Total interest expense                                     956            998          1,905          2,065
                                                     ---------------  --------------  --------------  ----------------

Net Interest Income                                          3,654          3,352          7,097          6,456

Provision for loan losses                                      144            162            307            323
                                                     ---------------  --------------  --------------  ----------------

Net interest income after provision
  for loan losses                                            3,510          3,190          6,790          6,133

OTHER INCOME
Service charges on deposit accounts                            960            957          1,908          1,888
Trust Department income                                        236            253            440            467
Securities net gain                                             33              -             33              1
Other income                                                   524            192            685            356
                                                     ---------------  --------------  --------------  ----------------

   Total other income                                        1,753          1,402          3,066          2,712
                                                     -------------------------------  ----------------------------

OTHER EXPENSES
Salaries and employee benefits                               1,902          1,755          3,735          3,443
Occupancy expense                                              318            312            604            593
Other operating expense                                        768            658          1,365          1,212
                                                     ---------------  --------------  --------------  ----------------
   Total other expenses                                      2,988          2,725          5,704          5,248

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                          2,275          1,867          4,152          3,597

PROVISION FOR INCOME TAXES                                     644            380          1,129            740
                                                     ---------------  --------------  --------------  ----------------

NET INCOME                                                $  1,631        $ 1,487        $ 3,023        $ 2,857
                                                     ===============  ==============  ==============  ================

NET INCOME PER SHARE
   Basic                                                  $   0.69        $  0.63        $  1.28        $  1.21
   Diluted                                                $   0.69        $  0.63        $  1.28        $  1.21

                                                      SECURITY CAPITAL CORPORATION
                                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                 (dollar amounts presented in thousands)

                                                                     (Unaudited)                  (Unaudited)
                                                                 For the three months          For the six months
                                                                     ended June 30,               ended June 30,
                                                                   2004          2003           2004          2003
                                                              ------------  ------------   ------------  -----------

Net income                                                        $ 1,631       $ 1,487        $ 3,023       $ 2,857

Other comprehensive income, net of tax:
   Reclassification adjustment for gains
   included in net income                                              21                           21             1

   Unrealized holding gains/(losses)                              (1,355)           200        (1,229)           150
                                                              ------------  ------------   ------------  -----------

Comprehensive income                                                $ 297       $ 1,687        $ 1,815       $ 3,008
                                                              ============  ============   ============  ===========

                                                     SECURITY CAPITAL CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (dollar amounts presented in thousands)

                                                                            (Unaudited)
                                                                          Six months ended
                                                                              June 30,
                                                                      ------------------------
                                                                         2004           2003
                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                            $  3,023      $  2,857
 Adjustments to reconcile net income to
    net cash provided by operating activities:
 Provision for loan losses                                                 307           515
    Amortization of premiums and discounts on securities, net              430           770
    Depreciation and amortization                                          333           362
    FHLB stock dividend                                                     (7)          (10)
    Loss (gain) on sale of securities                                      (33)           (1)
    Loss (gain) on sale/disposal of other assets                            95           (27)
 Changes in:
    Interest receivable                                                   (424)           (7)
    Other assets                                                          (527)       (1,226)
    Interest payable                                                        53          (116)
    Other liabilities                                                      970         1,075

 Net cash provided by operating activities                               4,220         4,192

 CASH FLOWS FROM INVESTING ACTIVITIES
 (Increase) decrease in loans                                          (20,713)      (11,940)
 Purchase of securities available for sale                             (44,546)      (33,921)
 Proceeds of maturities and calls of securities available for sale      18,254        15,892
 Purchase of term deposit                                               (3,000)            -
 Additions to premises and equipment                                    (1,542)         (201)
 Proceeds of sale of other assets                                            -            45
 Increase in life insurance                                                (67)         (204)
 Changes in:
    Federal funds sold                                                  19,734         8,281
    Certificates of deposits with other banks                                -         1,161

 Net cash provided by (used in) investing activities                   (31,880)      (20,887)

 CASH FLOWS FROM FINANCING ACTIVITIES
 Changes in:
    Deposits                                                            32,904        17,662
    Federal funds purchased                                              2,500             -
 Purchase of treasury stock                                                 (7)            -
 Reissuance of treasury stock                                              126            32
 Repayment of debt                                                      (4,569)       (1,578)
 Proceeds from issuance of debt                                          3,848           700

 Net cash provided by (used in) financing activities                    34,802        16,816

 Net increase (decrease) in cash and cash equivalents                 $  7,142      $    121

 Cash and cash equivalents at beginning of year                       $ 15,082      $ 13,705

 Cash and cash equivalents at end of period                           $ 22,224      $ 13,826

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, please refer to the Company’s Form 10-K filed March 30, 2004, which will include the consolidated financial statements and footnotes for the year ended December 31, 2003.

NOTE B - SUMMARY OF ORGANIZATION

Security Capital Corporation (the “Company”) was incorporated September 16, 1982, under the laws of the State of Mississippi for the purpose of acquiring First Security Bank and serving as a one-bank holding company.

First Security Bank and Batesville Security Building Corporation are wholly owned subsidiaries of the Company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951 and engages in a wide range of commercial banking activities and emphasizes it local management, decision-making and ownership. The Bank offers a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Bank also offers a wide range of personal and corporate trust services and commercial, agricultural, mortgage and personal loans. It’s full-service banking locations expanded to eleven with the October 31, 2001 opening in Olive Branch, Mississippi, the July 1, 2002 opening in Hernando, Mississippi and the August 2003 opening in Pope, Mississippi. In 2004, land has been purchased for the construction of a branch location in Southaven, Mississippi with the projected opening to be in early 2005.

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

                                                  For the Three Months Ended
                                                         June 30, 2004
                                            ---------------------------------------
                                            Net Income       Shares       Per Share
                                            (Numerator)   (Denominator)     Data
                                            -----------   -------------   ---------

Basic per share                             $1,631,736     2,366,008          .69

Effect of dilutive shares:*                          0             0
                                            -----------   -------------   ---------

Diluted per share                           $1,631,736     2,366,008          .69

                                                   For the Six Months Ended
                                                         June 30, 2004
                                            ---------------------------------------
                                            Net Income       Shares       Per Share
                                            (Numerator)   (Denominator)     Data
                                            -----------   -------------   ---------

Basic per share                             $3,023,368      2,365,305        1.28

Effect of dilutive shares:*                          0              0
                                            -----------   -------------   ---------

Diluted per share                           $3,023,368      2,365,305        1.28

                                                   For the Three Months Ended
                                                         June 30, 2003
                                                 (as restated for stock dividend)
                                            ---------------------------------------
                                            Net Income       Shares       Per Share
                                            (Numerator)   (Denominator)     Data
                                            -----------   -------------   ---------

Basic per share                             $1,487,304      2,360,916         .63

Effect of dilutive shares:*                          0              0
                                            -----------   -------------   ---------

Diluted per share                           $1,487,304      2,360,916         .63

                                                   For the Six Months Ended
                                                         June 30, 2003
                                                 (as restated for stock dividend)
                                            ---------------------------------------
                                            Net Income       Shares       Per Share
                                            (Numerator)   (Denominator)     Data
                                            -----------   -------------   ---------

Basic per share                             $2,857,289      2,360,605        1.21

Effect of dilutive shares:*                          0              0
                                            -----------   -------------   ---------

Diluted per share                           $2,857,289      2,360,605        1.21

*There was no dilution from potential common stock outstanding at June 30, 2004 and June 30, 2003.

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

The subsidiary Bank represents the primary assets of the Company. On June 30, 2004, First Security Bank had approximately $377.1 million in assets compared to $336.2 million at June 30, 2003. Loans increased to $225.2 million at June 30, 2004 from $199.4 million at June 30, 2003. Deposits increased by $39.6 million from June 30, 2003 to June 30, 2004 for a total of $322.8 million. For the six months ended June 30, 2004 and June 30, 2003, the Bank reported income of approximately $3,084,000 and $2,955,000, respectively.

CHANGES IN FINANCIAL CONDITION

The cash and due from banks of $22.2 million at June 30, 2004 reflected a substantial increase from the cash position of $14 million at December 31, 2003. This temporary increase is attributed to a deposit of $6 million having been made on the ending day of the reporting period. The cash management team readily invests available cash and assesses the investment tools for the most desirable yield as displayed in the reduction in the federal funds sold from the position at December 31, 2003 and an increase in securities available for sale.

Average earning assets as a percentage of average assets has decreased over the reporting periods due to the Company’s continuing investment in infrastructure. The average earning assets at December 31, 2003 was $150 million and at June 30, 2004 was $ 147. The investments in fixed assets continue to increase with the expansion of the banking services into the Southaven area. The premises and equipment at December 31, 2003 was $12.8 million as compared to $13.9 million at June 30, 2004. Other assets increased to $4.4 million at June 30, 2004 from $1.7 million at December 31, 2003, with the major components of the increase attributed to an increase in the customer liability acceptances and the accounting treatment of the unrealized gain of available-for-sale securities as reflected in the deferred tax asset.

Deposit liabilities at June 30, 2004 reflected a 10% growth or a $33.4 million increase for the first six months in 2004. The rise in deposits decreases the need for increments on long-term borrowings. Short-term borrowings are a requirement in providing funds as demonstrated by the temporary position in federal funds purchased of $2.5 million at June 30, 2004.

The net unrealized gain on available-for-sale securities reflected in the shareholder’s equity section on December 31, 2003 was approximately $1.3 million. Due to changes in the market in 2004, the net unrealized gain on available-for-sale securities dropped to $56 thousand as of June 30, 2004. These changes in the market affected the comprehensive income with a decrease of $1.4 million for the three months ending June 30, 2004 and a decrease of $1.2 million for the six months ending June 30, 2004. In 2003, the three months and the six months ending June 30 reflected an increase in comprehensive income of $200 thousand and $150 thousand, respectively.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company. The most prevalent of the changes for the six months ending June 30, 2004 are: an increase of $ 20.7 million in loans; a net increase in available-for-sale securities of $26.2 million; $3 million purchase in a new investment tool - FHLB term deposits; purchases of $1.5 million for premises and equipment of which the new real estate and construction costs comprise $1.1 million; an increase of $32.9 million in deposits and a decrease in federal funds sold of $19.7 million.

NONPERFORMING ASSETS AND RISK ELEMENTS.

Diversification within the loan portfolio is an important means of reducing inherent lending risks. The loan portfolio is represented of the following mix: Commercial 8.29%; Agricultural 2.67%; Real Estate 74.10%; Consumer 14.14% and Other .80%. The major components of the real estate loans are 26.31% for construction and land development property, 27.14% for first liens on 1-4 family residential property and 35.52% for nonfarm and nonresidential property.

At June 30, 2004, the subsidiary bank had loans past due as follows:

                                                                    (in thousands)
         Past due 30 days through 89 days                              $ 4,098
         Past due 90 days or more and still accruing                   $   500

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $78 thousand at June 30, 2004. Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose. Other real estate at June 30, 2004 totaled $149 thousand. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary bank had no restructured loans at June 30, 2004.

For the six months ended June 30, 2004, the Company experienced $395 thousand in charge-offs of loans and $247 thousand in recoveries of loans for a net decrease effect to the Allowance for Loan Losses of $148 thousand. The net charge-offs represent .07% of loans. Of the $395 thousand charge to the allowance for non-performing loans, the breakdown is 11.14% for 1-4 family residential properties with first liens, 19.11% for 1-4 family residential properties with junior liens, .25% for commercial and industrial loans, 56.96% for consumer loans. Consumer loan collections of $225 thousand represent the major component of the $247 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. As of June 30, 2004, Security Capital Corporation had a positive gap of 18.7% in a 12-month time frame. The regulatory liquidity ratio reflected 22.11%, well within the policy requirement of a minimum liquidity ratio of 15%. A 1% increase in market rates will increase net interest income by approximately .45% while a decrease in market rates will reduce net interest income by 1.78%. The Company’s policy allows for no more than a 10% movement in NII (net interest income), in a 200 basis point ramp of market rates over a one-year period. Currently, a 200 basis point movement down would reduce NII by 4.16% while an upward movement of the same amount would increase NII by 2.93%. When funds exceed the needs for reserve requirements or short-term liquidity needs, the company will increase its security investments or sell federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs.

The net interest margin forecasted in the Company’s asset liability management analysis for the coming twelve months period is 4.58% based on no change in rates. This forecast is up from the 4.29% as forecasted for the quarter ended March 31, 2004. The increase in the forecast is due to the Company being asset sensitivity. With the substantial change in the markets since March 31, 2004, the Company’s ability to reprice the asset side of the balance sheet higher and combined with the lagging impact upward rates typically have on the funding side of the balance sheet attribute to the increase in the forecasted net interest margin. If rates were to ramp up 200 basis points, the forecasted interest margin would be 4.65.

For the six months ended June 30, 2004, the return on assets is reflected at 1.60% as compared to the six months ended June 30, 2003 of 1.70%.

At June 30, 2004, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $23 million (to borrow federal funds) and the line of credit with the Federal Home Loan Bank that exceeds $83 million. At June 30, 2004, the Company had available (unused) line of credit of approximately $95 million.

CAPITAL RESOURCES

Total consolidated equity capital at June 30, 2004 was $42.8 million or approximately 11.30 of total assets. The main source of capital for the Corporation has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital. Currently, the Company and the Bank have adequate capital positions as of June 30, 2004 as reflected below:

                                          Corporation         Bank
Risk-Based Capital Ratio                    Ratio             Ratio           Requirements
------------------------                    -----             -----           ------------
Total Capital                               16.20%            15.48%               8%
Tier 1 Capital                              14.95%            14.23%               4%
Leverage Capital                            10.62%            10.09%               3%
RESULTS OF OPERATIONS

The Company had a consolidated net income for $3.0 million for the six months ending June 30, 2004, compared with consolidated net income of $2.9 million for the six months ending June 30, 2003.

Total interest income increased to $9 million for the six months ending June 30, 2004 from $8.521 million for the six months ending June 30, 2003, or an increase of 5.6. %. Earning assets through June 30, 2004 increased $31.3 million and interest-bearing liabilities increased $41.4 million compared to June 30, 2003, reflecting an increase of 10.55% and 17.10%, respectively.

Noninterest income for the six months ending June 30, 2004 was $3 million compared to $2.7 million for the same period in 2003, reflecting an increase of $354 thousand or 13.1%. Included in noninterest income are service charges on deposit accounts, which for each of the six months ended June 30, 2004 and June 30, 2003 totaled $1.9 million.

The provision for loan losses was $307 thousand in the first six months of 2004 compared with $323 for the same period in 2003 showing a decrease of $16 thousand. The Allowance for Loan Losses of $3.8 million on June 30, 2004 (approximately 1.70% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The Allowance for Loan Losses as of June 30, 2003 was 1.82% of loans. An evaluation of historical loss rates for bankruptcy and agriculture loans resulted in a reduction of the applied allocation rate. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the Allowance for Loan Losses or that additional increases will not be required. Management evaluates the adequacy of the Allowance for Loan Losses quarterly and makes provisions for loan losses based on this evaluation.

Other income for the six months ending June 30, 2004 showed a significant increase, primarily due to a legal settlement receipt of $350,000 in a fire loss of a branch in 2002.

Other expense increased by $456 thousand or 8.69% for the six months ended June 30, 2004, when compared with the same period in 2003. Salaries and employee benefits of $3.7 million for the six months ended June 30, 2004 represent the largest component of other expenses and steadily increases with the development of the market area and the training of future bank management, in both areas of commercial banking and trust.

Income tax expense of $1.1 million for the six months ended June 30, 2004 is indicative of the applicable tax liability for the increase in the income for 2004 along with the adjustments for tax-exempt income and tax deferred income.

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

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Corporation held its Annual Meeting of Shareholders on April 22, 2004 at 10:00 a. m. at the
         Main Office building of the First Security Bank, 295 Highway 6 West, Batesville, Mississippi.
         The total shares issued of 2,380,154 were reduced by 14,710 shares held as treasury stock, by
         102,830 held by irrevocable trusts in the First Security Bank Trust Department and by 183,104
         shares held by the First Security Bank Employee Stock Ownership Plan to determine the shares eligible to vote of 2,079,510.  At this meeting, there were 1,404,284 shares or 68% of the
         Corporation's eligible shares of common stock represented either in person or by proxy.

         An election was held to elect three Class II directors to a three-year term expiring in 2007.
         The votes for each nominee were:

                                    G. E. McKittrick                   1,404,284
                                    Tony Jones                         1,404,284
                                    Ben Barrett Smith                  1,404,284

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

                                           SECURITY CAPITAL CORPORATION

BY  /s/ Frank West                                   BY /s/ Connie Woods Hawkins
  -------------------------------------------          ----------------------------------------
    Frank West                                          Connie Woods Hawkins
    President and Chief Executive Officer               Executive Vice-President, Cashier
                                                          and Chief Financial Officer

DATE:    August 13, 2004                                DATE:  August 13, 2004