Form 10-Q
period 2004-09-30
SECURITY CAPITAL CORP/MS
filed 2004-11-15
CIK 725537

                                     U. S. SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D. C. 20549

                                                     FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:                                SEPTEMBER 30, 2004
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
(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE
REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST
90 DAYS. [ X  ]  YES   [    ]   NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER AS DEFINED IN THE SECURITIES AND EXCHANGE
ACT OF 1934 RULE 12B-2:    [    ]  YES  [  X  ] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF JUNE 30, 2004.

                 TITLE                                                              OUTSTANDING
    COMMON STOCK, $5.00 PAR VALUE                                                    2,366,994

                                           SECURITY CAPITAL CORPORATION
                                  FIRST QUARTER 2004 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Statements of Condition
                  September 30, 2004 and December 31, 2003

                  Consolidated Statements of Income
                  Three months and nine months ended September 30, 2004 and 2003

                  Consolidated Statements of Comprehensive Income
                  Three months and nine months ended September 30, 2004 and 2003

                  Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2004 and 2003

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

Item 3.           Defaults upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM NO. 1. FINANCIAL STATEMENTS

                                              SECURITY CAPITAL CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                        (dollar amounts presented in thousands)

                                                                          Unaudited
                                                                        September 30,      Dec. 31,
                                                                            2004             2003
                                                                            ----             ----
                                                         ASSETS
Cash and due from banks                                                    $15,494         $14,380
Interest-bearing deposits with banks                                           469             702
                                                                       ---------------  -----------
   Total cash and cash equivalents                                          15,963          15,082
Federal funds sold                                                               -          20,380
Term deposits with other banks                                                 591             492
Securities available-for-sale                                               99,737          77,311
Securities held-to-maturity, estimated fair value of                         2,051           2,053
                                                                       ---------------  -----------
   $2,054 in 2004 and $2,053 in 2003
   Total securities                                                        101,788          79,364
Loans, less allowance for loan losses of
$3,789 in 2004 and $3,665 in 2003                                          228,118         200,759
Interest receivable                                                          3,244           2,414
Premises and equipment                                                      14,299          12,804
Intangible assets                                                            3,874           3,874
Cash surrender value of life insurance                                       3,448           3,358
Other assets                                                                 4,734           1,726
                                                                       ---------------  -----------
Total Assets                                                              $376,059        $340,253
                                                                       ===============  ===========
                                          LIABILITIES AND SHAREHOLDERS'EQUITY
Liabilities:
   Noninterest-bearing deposits                                            $49,756         $39,820
   Time deposits of $100,000 or more                                        47,929          46,671
   Other interest-bearing deposits                                         221,176         201,951
                                                                       ---------------  -----------
      Total deposits                                                       318,861         288,442
   Interest payable                                                            449             518
   Borrowed funds                                                            8,596           9,167
   Other liabilities                                                         2,779           1,278
                                                                       ---------------  -----------
Total Liabilities                                                          330,685         299,405
Shareholders' equity:
   Common stock - $5 par value, 5,000,000 shares
   authorized, 2,380,154 shares issued in 2004
   and 2003                                                                 11,900          11,900
Surplus                                                                     24,983          24,862
Retained Earnings                                                            7,654           2,891
Accumulated other comprehensive income                                         903           1,285
Treasury stock, at par, 13,160 shares and 18,005
   shares in 2004 and 2003, respectively                                      (66)            (90)
                                                                       ---------------  -----------
Total Shareholders' Equity                                                  45,374          40,848
                                                                       ---------------  -----------
Total Liabilities and Shareholders' Equity                                $376,059        $340,253
                                                                       ===============  ===========

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
                                                     -----------------------------  -------------------------------
                                                           2004            2003           2004           2003
                                                     ---------------  ------------  -------------  ----------------
INTEREST INCOME
Interest and fees on loans                            $       3,918    $     3,549    $   10,970     $   10,312
Interest and dividends on securities                          1,013            759         2,843          2,410
Federal funds sold                                                9              5            39             53
Other                                                            29             18           119             77
                                                     ---------------  ------------  -------------  ----------------

   Total interest income                                      4,969          4,331        13,971         12,852

INTEREST EXPENSE
Interest on deposits                                            977            878         2,710          2,770
Interest on borrowings                                           84             80           252            253
Interest on federal funds purchased                               -              -             4              -
                                                     ---------------  ------------  -------------  ----------------

    Total interest expense                                    1,061            958         2,966          3,023
                                                     ---------------  ------------  -------------  ----------------

Net Interest Income                                           3,908          3,373        11,005          9,829

Provision for loan losses                                       148            161           455            484
                                                     ---------------  ------------  -------------  ----------------

Net interest income after provision
  for loan losses                                             3,760          3,212        10,550          9,345

OTHER INCOME
Service charges on deposit accounts                             988            934         2,896          2,822
Trust Department income                                         237            182           677            649
Securities net gain                                               -              -             -              1
Other income                                                    184            141           869            497
                                                     ---------------  ------------  -------------  ----------------

   Total other income                                         1,409          1,257         4,442          3,969
                                                     ---------------  ------------  -------------  ----------------

OTHER EXPENSES
Salaries and employee benefits                                1,921          1,664         5,656          5,107
Occupancy expense                                               308            319           912            912
Securities net loss                                              45              -            12              -
Other operating expense                                         623            704         1,988          1,916
                                                     ---------------  ------------  -------------  ----------------
   Total other expenses                                       2,897          2,687         8,568          7,935

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                           2,272          1,782         6,424          5,379

PROVISION FOR INCOME TAXES                                      532            522         1,661          1,262
                                                     ---------------  ------------  -------------  ----------------

NET INCOME                                            $       1,740    $     1,260    $    4,763     $    4,117
                                                     ===============  ============  =============  ================

NET INCOME PER SHARE
   Basic                                              $        0.73    $      0.53    $     2.01     $     1.74
   Diluted                                            $        0.73    $      0.53    $     2.01     $     1.74

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
                                                      2004          2003           2004          2003
                                                 ------------  ------------   -----------   -------------

Net income                                        $   1,740      $   1,260     $   4,763     $   4,117

Other comprehensive income, net of tax:
   Reclassification adjustment for gains
   included in net income                              (30)                          (9)             1

   Unrealized holding gains/(losses)                    847          (426)         (382)         (275)
                                                 ------------  ------------   -----------   -------------

Comprehensive income                              $   2,557      $    834      $   4,372     $   3,843
                                                 ============  ============   ===========   =============

                                                   SECURITY CAPITAL CORPORATION
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (dollar amounts presented in thousands)

                                                                               (Unaudited)
                                                                            Nine months ended
                                                                               September 30,
                                                                           2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                             $    4,763   $    4,117
Adjustments to reconcile net income to
   net cash provided by operating activities:
Provision for loan losses                                                     455          484
   Amortization of premiums and discounts on securities, net                  625        1,223
   Depreciation and amortization                                              503          543
   FHLB stock dividend                                                        (12)         (14)
   Loss (gain)on sale of securities                                            12           (1)
   Loss (gain) on sale/disposal of other assets                                95          (27)
Changes in:
   Interest receivable                                                       (830)           41
   Other assets                                                            (1,835)       (2,565)
   Interest payable                                                            69          (788)
   Other liabilities                                                        1,501         1,418

Net cash provided by operating activities                                   5,346         4,431

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in loans                                              (27,483)      (18,141)
Purchase of securities available for sale                                 (54,384)      (47,942)
Proceeds of maturities and calls of securities available for sale          28,729        35,233
Additions to premises and equipment                                        (2,024)         (152)
 roceeds of sale of other assets                                                -            45
Increase in life insurance                                                   (115)         (244)
Changes in:
   Federal funds sold                                                      20,380        13,980
   Certificates of deposits and term deposits with other banks                393         1,359

Net cash provided by (used in) investing activities                       (34,504)      (15,862)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
   Deposits                                                                30,419        13,990
 urchase of treasury stock                                                     (7)            -
Reissuance of treasury stock                                                  151            38
Repayment of debt                                                          (4,594)       (8,634)
Proceeds from issuance of debt                                              4,070         6,751

Net cash provided by (used in) financing activities                        30,039        12,145

Net increase (decrease) in cash and cash equivalents                   $      881    $      714

Cash and cash equivalents at beginning of year                         $   15,082    $   13,705

Cash and cash equivalents at end of period                             $   15,963    $   14,419

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, please refer to the Company’s Form 10-K filed March 30, 2004, which will include the consolidated financial statements and footnotes for the year ended December 31, 2003.

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

                                                     For the Three Months Ended
                                                         September 30, 2004
                                            -----------------------------------------------
                                            Net Income          Shares           Per Share
                                            (Numerator)      (Denominator)         Data
                                            -----------      -------------       ----------

Basic per share                             $1,739,272         2,366,602            .73

Effect of dilutive shares:*                          0                 0
                                            -----------       -----------        ---------

Diluted per share                           $1,739,272         2,366,602            .73

                                                     For the Nine Months Ended
                                                         September 30, 2004
                                            -----------------------------------------------
                                            Net Income          Shares           Per Share
                                            (Numerator)      (Denominator)         Data
                                            -----------      -------------       ----------

Basic per share                              $4,762,640        2,365,740           2.01

Effect of dilutive shares:*                           0                0
                                            -----------      -------------       ----------

Diluted per share                            $4,762,640        2,365,740           2.01

                                                     For the Three Months Ended
                                                         September 30, 2003
                                                   (as restated for stock dividend)
                                            -----------------------------------------------
                                            Net Income          Shares           Per Share
                                            (Numerator)      (Denominator)         Data
                                            -----------      -------------       ----------

Basic per share                              $1,259,736        2,361,347            .53

Effect of dilutive shares:*                           0                0
                                            -----------      -------------       ----------

Diluted per share                           $1,259,736         2,361,347            .53

                                                       For the Nine Months Ended
                                                            September 30, 2003
                                                     (as restated for stock dividend)
                                            -----------------------------------------------
                                            Net Income          Shares           Per Share
                                            (Numerator)      (Denominator)         Data
                                            -----------      -------------       ----------

Basic per share                              $4,117,025        2,360,855           1.74

Effect of dilutive shares:*                           0                0
                                            -----------      -------------       ----------

Diluted per share                            $4,117,025        2,360,855           1.74

*There was no dilution from potential common stock outstanding at September 30, 2004 and September 30, 2003.

Subsequent to September 30, 2004, the Company declared a 5% stock dividends resulting in the issuance of 118,350 common shares on October 21, 2004.  A $1 per share cash dividend totaling $2,484,937 was declared for the holders of record on October 22, 2004.

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

The subsidiary Bank represents the primary assets of the Company. On September 30, 2004, First Security Bank had approximately $374.9 million in assets compared to $332 million at September 30, 2003. Loans increased to $231.8 million at September 30, 2004 from $205.5 million at September 30, 2003. Deposits increased by $39.6 million from September 30, 2003 to September 30, 2004 for a total of $319.8 million. For the nine months ended September 30, 2004 and September 30, 2003, the Bank reported income of approximately $4,849,000 and $4,277,000 respectively.

CHANGES IN FINANCIAL CONDITION

The cash and due from banks of $16.5 million at September 30, 2004 reflected an increase from the cash position of $15 million at December 31, 2003. This increase is attributed to growth and a daily fluctuation due to normal bank transactions. The cash management team readily invests available cash and assesses the investment tools for the most desirable yield as displayed in the reduction in the federal funds sold from the position at December 31, 2003 and an increase in securities available for sale.

The earning assets at December 31, 2003 were $306 million and at September 30, 2004 was $337 million. The investments in fixed assets continue to increase with the expansion of the banking services into the Southaven area. The premises and equipment, net of the accumulated depreciation, at December 31, 2003 was $12.8 million as compared to $14.3 million at September 30, 2004. Other assets increased to $4.7 million at September 30, 2004 from $1.7 million at December 31, 2003, with the major components of the increase attributed to an increase in the customer liability acceptances and the classification of the September 30, 2004 unposted deposit debits as other assets.

Deposit liabilities at September 30, 2004 reflected an 11% growth or a $30.4 million increase for the first nine months in 2004. The rise in deposits decreases the need for increments on long-term borrowings. Short-term borrowings are a tool in providing funding for deposit withdrawals and customer loan advances. At September 30, 2004, short-term funding was not needed as demonstrated by no liability existing for federal funds purchased.

The net unrealized gain on available-for-sale securities reflected in the shareholder's equity section on December 31, 2003 was approximately $1.3 million. Due to the volatile changes in the market in 2004, the net unrealized gain on available-for-sale securities dropped to $56 thousand as of June 30, 2004. At September 30, 2004, the net unrealized gain on available-for-sale securities increased to $902 thousand from the previous quarter ending. The third quarter changes in the market affected the comprehensive income with an increase of $847 thousand for the three months ending September 30, 2004 and a decrease of $382 thousand for the nine months ending September 30, 2004. In 2003, the three months and the nine months ending September 30 reflected a decrease in comprehensive income of $426 thousand and $275 thousand, respectively.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company. The most prevalent of the changes for the nine months ending September 30, 2004 are: an increase of $ 27.4 million in loans; purchases of available-for-sale securities of $54.4 million; purchases of $2 million for premises and equipment of which the new real estate and construction costs for the branch located in Southaven, Mississippi, comprise $1.6 million; an increase of $30.4 million in deposits and a decrease in federal funds sold of $20.3 million.

NONPERFORMING ASSETS AND RISK ELEMENTS.

Diversification within the loan portfolio is an important means of reducing inherent lending risks. The loan portfolio is represented of the following mix: Commercial 7.6%; Agricultural 2.95%; Real Estate 74.93%; Consumer 13.90% and Other .55%. The major components of the real estate loans are 27.11% for construction and land development property, 27.62% for first liens on 1-4 family residential property and 34.62% for nonfarm and nonresidential property.

At September 30, 2004, the subsidiary bank had loans past due as follows:
                                                                                (in thousands)
         Past due 30 days through 89 days                                           $3,935
         Past due 90 days or more and still accruing                                $1,290

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $78 thousand at September 30, 2004. Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose. Other real estate at September 30, 2004 totaled $139 thousand. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary bank had no restructured loans at September 30, 2004.

For the nine months ended September 30, 2004, the Company experienced $656 thousand in charge-offs of loans and $325 thousand in recoveries of loans for a net decrease effect to the Allowance for Loan Losses of $331 thousand. The net charge-offs represent .14 % of loans. Of the $656 thousand charge to the Allowance for Loan Losses, the breakdown is 8.54% for 1-4 family residential properties with first liens, 18.14% for 1-4 family residential properties with junior liens, 1% for commercial and industrial loans, 61.59% for consumer loans. Consumer loan collections of $301 thousand represent the major component of the $325 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. As of September 30, 2004, Security Capital Corporation had a positive gap of 21.1 % in a 12-month time frame. The regulatory liquidity ratio reflected 17.94%, within the policy requirement of a minimum liquidity ratio of 15%. A 1% increase in market rates will increase net interest income by approximately 1.22% while a decrease in market rates will reduce net interest income by 2.06%. The Company’s policy allows for no more than a 10% movement in NII (net interest income), in a 200 basis point ramp of market rates over a one-year period. Currently, a 200 basis point movement down would reduce NII by 4.54% while an upward movement of the same amount would increase NII by 4.81%. When funds exceed the needs for reserve requirements or short-term liquidity needs, the company will increase its security investments or sell federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs.

At September 30, 2004, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $20.5 million (to borrow federal funds) and the line of credit with the Federal Home Loan Bank that exceeds $82 million. At September 30, 2004, the Company had available (unused) line of credit of approximately $89 million.

CAPITAL RESOURCES

Total consolidated equity capital at September 30, 2004 was $45.4 million or approximately 12.1% of total assets. The main source of capital for the Corporation has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital. Currently, the Company and the Bank have adequate capital positions as of September 30, 2004 as reflected below:

                                          Corporation         Bank
Risk-Based Capital Ratio                    Ratio             Ratio              Requirements
------------------------                    -----             -----              ------------
Total Capital                               16.58%            15.87%                    8%
Tier 1 Capital                              15.33%            14.62%                    4%
Leverage Capital                            10.84%            10.32%                    3%
RESULTS OF OPERATIONS

The Company had a consolidated net income for $4.8 million for the nine months ending September 30, 2004, compared with consolidated net income of $4.1 million for the nine months ending September 30, 2003.

Total interest income increased to $14.0 million for the nine months ending September 30, 2004 from $12.9 million for the nine months ending September 30, 2003, or an increase of 8.7%. Earning assets through September 30, 2004 increased $43.0 million and interest-bearing liabilities increased $48.2 million compared to September 30, 2003, reflecting an increase of 14.51% and 19.88%, respectively.

Noninterest income for the nine months ending September 30, 2004 was $4.4 million compared to $4.0 million for the same period in 2003, reflecting an increase of $474 thousand or 11.95%. Included in noninterest income are service charges on deposit accounts, which for each of the nine months ended September 30, 2004 and September 30, 2003 totaled $2.9 million and $2.8 million, respectively

The provision for loan losses was $455 thousand in the first nine months of 2004 compared with $484 for the same period in 2003 showing a decrease of $29 thousand. The Allowance for Loan Losses of $3.8 million on September 30, 2004 (approximately 1.63% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The Allowance for Loan Losses as of September 30, 2003 was 1.81% of loans. An evaluation of historical loss rates for bankruptcy and agriculture loans resulted in a reduction of the applied allocation rate beginning in the second quarter of 2004. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the Allowance for Loan Losses or that additional increases will not be required. Management evaluates the adequacy of the Allowance for Loan Losses quarterly and makes provisions for loan losses based on this evaluation.

Other income for the nine months ending September 30, 2004 showed a significant increase, primarily due to a legal settlement receipt of $350,000 in a fire loss of a branch in 2002.

Other expense increased by $621 thousand or 7.83% for the nine months ended September 30, 2004, when compared with the same period in 2003. Salaries and employee benefits of $5.7 million for the nine months ended September 30, 2004 represent the largest component of other expenses and steadily increases with the development of the market area and the training of future bank management, in both areas of commercial banking and trust.

Income tax expense of $1.6 million for the nine months ended September 30, 2004 is indicative of the applicable tax liability for the increase in the income for 2004 along with the adjustments for tax-exempt income and tax deferred income.

The net interest margin forecasted in the Company’s asset liability management analysis for the coming twelve months period is 4.73% based on no change in rates. This forecast is up from the 4.58% as forecasted for the quarter ended June 30, 2004. The increase in the forecast is due to the Company being asset sensitive. With the substantial change in the markets since June 30, 2004, the Company’s ability to reprice the asset side of the balance sheet higher and combined with the lagging impact upward rates typically have on the funding side of the balance sheet attribute to the increase in the forecasted net interest margin.

For the nine months ended September 30, 2004, the return on assets is reflected at 1.77% as compared to the six months ended September 30, 2003 of 1.69%.

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

         None

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

                                           SECURITY CAPITAL CORPORATION

BY       /s/ Frank West                              BY       /s/ Connie Woods Hawkins
   -------------------------------------------          -------------------------------------
        Frank West                                         Connie Woods Hawkins
        President and Chief Executive Officer              Executive Vice-President, Cashier
                                                           and Chief Financial Officer

DATE:    November 12, 2004                           DATE:  November 12, 2004