Form 10-K
period 2004-12-31
SECURITY CAPITAL CORP/MS
filed 2005-03-31
CIK 725537

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the fiscal year ended December 31, 2004

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

         YES [ ]      NO [X]

Based on the stockholders of record on December 31, 2004, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $69.6 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

               Class                                              Outstanding at December 31, 2004

Common stock ($5.00 par value)                                             2,485,417 Shares
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into Parts III of the Form 10-K report: Proxy Statement dated April 8, 2005.

                                               CROSS REFERENCE INDEX

                                                                                                  Page
PART I

Item 1       Business                                                                                2
Item 2       Properties                                                                             13
Item 3       Legal Proceedings                                                                      14
Item 4       Submission of Matters to a Vote of Security Holders                                    14

PART II

Item 5       Market for the Registrant's Common Equity and Related Stockholder Matters and
             Issuer Purchases of Equity Securities                                                  15
Item 6       Selected Financial Data                                                                15
Item 7       Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                             18
Item 7A      Quantitative and Qualitative Disclosures About Market Risk                             39
Item 8       Financial Statements and Supplementary Data
Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A      Controls and Procedures
Item 9B      Other Information

PART III

Item 10      Directors and Executive Officers of the Registrant
Item 11      Executive Compensation
Item 12      Security Ownership of Management and Related Stockholder Matters
Item 13      Certain Relationships and Related Transactions
Item 14      Principal Accounting Fees and Services

Part IV

Item 15      Exhibits and Financial Statement Schedules

-----------------
* Information called for by Part III (Items 10 through 14) is incorporated by reference to the Registrant's Proxy
Statement dated April 8, 2005.

PART I

ITEM 1. BUSINESS

General Development and Structure of Business

Security Capital Corporation is a one-bank holding company and has two subsidiaries, First Security Bank and Batesville Security Building Corporation.

As a bank holding company, Security Capital Corporation engages in the business of banking through its sole banking subsidiary and may engage in certain non-banking activities closely related to banking and may own certain other business corporations that are not banks, subject to applicable laws and regulations. Security Capital Corporation is not currently engaging in non-bank activities, and does not own any business corporations except for Batesville Security Building Corporation and has no current plans to engage in non-bank activities or own any other business corporations.

Security Capital Corporation was incorporated on September 16, 1982 for the purpose of acquiring First Security Bank and serving as a one-bank holding company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951.

Batesville Security Building Corporation, the nonbank subsidiary, was chartered under the laws of the State of Mississippi on June 23, 1971, for the purpose of acquiring real estate; to hold, improve, develop, operate, manage, mortgage, sell, exchange and lease and to generally deal and manage real estate and personal property. Batesville Security Building Corporation is a wholly owned subsidiary of Security Capital Corporation which has been inactive in the past years but in 2004 reactivated its operations by investing in new leasehold improvements.

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

At December 31, 2004, the loan portfolio totaled $234,403 constituting 67% of the earning assets of $349,276. Security Capital Corporation’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit which exceeds the authority of the loan officer or a combination of several authority limits is forwarded to the Loan Committee for approval. The Loan Committee is comprised of various Bank Directors, including the Chairman.

Security Capital Corporation’s primary lending areas are the counties of Desoto, Panola, Quitman and Tunica in the State of Mississippi. Security Capital Corporation may extend credit to borrowers out of the primary lending area but on a limited basis in which the risk is low and/or a relationship may exist with the borrower and an industry or a development in the primary lending area.

The following tables provide demographic information for Desoto, Panola, Quitman and Tunica counties, and for the State of Mississippi:

                                                        POPULATION

                                 2000               1990               1980               1970
                                 ----               ----               ----               ----
DeSoto                          107,199             67,910             53,930             35,885

Panola                           34,274             29,996             28,164             26,829

Quitman                          10,117             10,490             12,636             15,888

Tunica                            9,277              8,164              9,652             11,854

Mississippi                   2,844,658          2,573,216          2,520,698          2,216,994

SOURCE: Center for Population Studies, University of Mississippi

                                                      PER CAPITA INCOME

                                 2002           2001           2000            1999           1998
                                 ----           ----           ----            ----           ----
DeSoto                          $27,261       $27,344         $26,074         $24,537        $23,970

Panola                           18,510        18,233          17,188          16,242         15,805

Quitman                          15,854        17,183          14,720          14,568         14,010

Tunica                           17,763        18,966          17,328          17,335         16,395

Mississippi                      22,550        21,967          21,007          20,053         19,545

SOURCE: United States Department of Commerce, Bureau of Economic Analysis

                                           MEDIAN AGE

                                 2000                       1990
                                 ----                       ----
DeSoto                           33.7                       31.5

Panola                           33.0                       30.1

Quitman                          31.8                       30.1

Tunica                           30.6                       25.3

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

Major classifications of loans were as follows:

                                                                   December 31,
                                                                 2004        2002
                                                                 ----        ----
                                                                  (In thousands)

     Commercial, financial and agricultural                     $28,077     $32,878
     Real estate - construction and development                  49,189      37,116
     Real estate - mortgage                                     124,911     103,348
     Installment loans to individuals                            29,898      28,529
     Other                                                        2,328       2,553
                                                               --------    --------
                                                                234,403     204,424
     Less allowance for loan losses                             (3,598)     (3,665)
                                                               --------    --------

                                                               $230,805    $200,759
                                                               ========    ========

The success of the loan portfolio is not dependent on a single borrower or group of borrowers. The large loans of the loan portfolio are defined as those loans with a balance of $337,000 and over. As of December 31, 2004, the loan portfolio totals $234.4 million of which the large lines total $65 million representing 68 borrowers.

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

In recent years, Security Capital Corporation has opened several new locations to expand the First Security Banking area. In October of 1998, First Security Banking locations at Como, Mississippi, and Crenshaw, Mississippi, were purchased from First Tennessee Bank. In July of 1999, Planters Bank in Tunica was purchased from First Tennessee Bank. In December of 1995, a loan production office opened in Desoto County in the city of Olive Branch with one employee. In June of 1997, a full service bank branch opened and continued First Security Bank’s operation in the Olive Branch area with four employees. In October of 2001, First Security Bank’s operation in Olive Branch moved to a newly constructed building with features of four drive-thru lanes and a total square footage of 7,000 to accommodate the projected growth in that area. The number of employees at Olive Branch in 2002 grew to twelve. In January 2001, a loan production office officially opened in Desoto County in the city of Hernando. On July 1, 2002, the operation in Hernando moved from a loan production facility to a newly constructed building, a sister to the Olive Branch building, providing full banking services. In August of 2003, a branch was opened in the town of Pope. In 2004, First Security Bank prepared to continue to expand in the Desoto County area with the construction of a new branch in Southaven with an anticipated 2005 opening. The Security Capital Corporation has offered ATM services for numerous years and began in 1995 “running” its own ATMs. Today, First Security Bank provides ATM services at twenty-two locations, fifteen of which are not located on bank property. First Security Bank, also, provides the customer with 24 hours a day, 7 days a week, access to their account balances and activity through a telephone banking product called First Line. Initiated in October of 2002, First Security Bank offered internet banking, called First Teller, to accommodate those customers desiring through technology to review their account’s activity and images of the activity, if applicable, and pay their bills from anywhere in the world.

Employees

On December 31, 2004, First Security Bank had 162 full-time equivalent employees.

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

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), which became law on July 30, 2002, added new legal requirements for all publicly-held companies affecting corporate governance, accounting and corporate reporting. The Securities and Exchange Commission has been delegated the task of enacting rules to implement various provisions, and the Company is required to comply with such rules to the extent they are applicable to the Company. In addition, each of the national stock exchanges has developed new corporate governance rules, including rules strengthening director independence requirements for boards, the adoption of corporate governance codes, and charters for the nominating and audit committees.

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

The following table represents the capital ratios for Security Capital Corporation and First Security Bank as of December 31, 2004:

                                             Corporation             Bank
Risk-Based Capital Ratio                       Ratio                 Ratio           Requirements
------------------------                       -----                 -----           ------------
Total Capital                                  15.80                 15.20                8
Tier 1 Capital                                 14.60                 13.90                4
Leverage Capital                               10.40                  9.90                3

Deposit Insurance Assessments. The deposits of First Security Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of First Security Bank are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC. However, a portion of First Security Bank’s deposits, relating to a savings association acquisition, are subject to assessments imposed by the Savings Association Insurance Fund (“SAIF”) of the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”). Based on the assigned FICO debt service rates, the assessments paid by the Bank during 2004 ranged from 1.54 basis points to 1.46 basis points, per $100 of deposits. The assessments for the first quarter of 2005 will be paid based on an assigned FICO debt service rate of 1.44 basis points

Competition

The banking business is a highly competitive business. Security Capital Corporation’s market area consists principally of Panola, Quitman, Desoto and Tunica Counties in Mississippi. Security Capital Corporation competes with other financial institutions, as well as insurance companies and various other entities, for deposits and in providing financial services in these counties and the surrounding counties. Security Capital Corporation, as provided by the FDIC Market Share Report of June 30, 2004 (the latest Market Share Report), held 56.45% of the deposit market in Panola County. In Quitman County - an area with no growth and poor economy in the best of years - this same report reflects Security Capital Corporation holding 20.53 % of the deposit market. In Desoto County, an area filled with large regional banks and national banks, Security Capital Corporation occupies a growing share of 5.83% of the deposit market as of June 30, 2004. Management measures the success of the locations in this area, not only by the growth of the deposits, but by its ability to continue to be competitive and to grow in the loan production area. In Tunica County, Security Capital Corporation experienced growth as indicated by its 41.77% share of the deposit base.

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

Available Information

The Company maintains an internet website at www.firstsecuritybk.com. The Company, effective in 2004, provided on its website the quarterly reports on Form 10-Q as filed with the Securities and Exchange Commission and will in 2005 provide these reports as well as the annual reports on Form 10-K, current reports on Form 8-K, and amendments to those reports as filed with the Securities and Exchange Commission These reports will be available on the Company’s website as soon as reasonably practical after the reports are filed with the Commission. Information on the Company’s website is not incorporated into this Form 10-K or the Company’s other securities filings and is not a part of them. Electronic or paper copies of the reports will be provided, free of charge, upon request by mail, through our website or in person.

Statistical Disclosure

The statistical disclosures for the Company are contained in Tables 1 through 16.

Table 1 - Five Year Financial Summary

Table 2 - Average Balances, Interest Earned and Interest Yields

Table 3 - Net Interest Earning Assets

Table 3A - Volume/Rate Analysis

Table 4 - Non-Interest Income and Expense

Table 5 - Loans by Type

Table 6 - Loan Liquidity

Table 7 - Allowance for Loan Losses

Table 8 - Nonperforming Assets

Table 8A - Allocation of the Allowance for Loan Losses

Table 9 - Securities

Table 10 - Securities Maturity and Repricing Schedule

Table 11 - Securities Weighted Maturity and Tax Equivalent Yield by Classification

Table 12 - Deposit Information

Table 13 - Maturity Ranges of Time Deposits with Balances More Than $100,000

Table 14 - Funding Uses and Sources

Table 15 - Liquidity; Interest Rate Sensitivity

Table 15A - Changes in Net Interest Income Over One Year Horizon

Table 16 - Capital Ratios

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
                                      Como, Mississippi 38619Safe Deposit Boxes,
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

Pope Branch                           7024 Highway 51                             Deposits, Cash, ATM,
                                      Pope, Mississippi                           Drive-thru.
                                      662-578-5650

Trust and Financial Services          220 Power Drive                             Investment Planning &
Branch                                Batesville, Mississippi                     Management, Personal Trusts,
                                      662-563-9311                                Corporate Trusts, Pension &
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

ITEM 3. LEGAL PROCEEDINGS

First Security Bank is the defendant in a case styled Amy French, individually, and Austin Lenard, a minor, by and through His Next Friend and Mother, Amy French vs. First Security Bank and Joshua Hawkins, Cause No. 2002-327-BB, filed on December 17, 2002 in the Circuit Court of the Second Judicial District of Panola County, Mississippi. The case involves an accident that occurred when a First Security Bank employee traveling in his personal vehicle to service an ATM was involved in an automobile accident. The pregnant occupant of the other vehicle gave birth later that day. The claims in the lawsuit are that the mother and child are experiencing permanent and continuing injuries, and the plaintiffs ask for compensatory damages in the amount determined to be fair by the jury. Analysis by legal counsel anticipates possible awards to the claimants to be within the insurance coverage with no potential loss to the Bank and closure of the case is dependent on forthcoming medical documentation on status of claimants.

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

No matters were submitted to a shareholder vote during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Value

There is no public trading market for the Common Stock of Security Capital Corporation. The articles and bylaws of Security Capital Corporation give Security Capital Corporation a right of first refusal to acquire shares when a shareholder wishes to sell stock.

Dividends

Security Capital Corporation paid an annual cash dividend of $1.00 per share in 2004 and $.90 per share (split adjusted) in 2003. The primary source of funds for dividends paid by Security Capital Corporation to its shareholders is the dividend income received from First Security Bank. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. Under Mississippi law, the payment of dividends by First Security Bank must be approved by the Mississippi Department of Banking and Consumer Finance. The FDIC also has the authority to regulate the payment of dividends and to prohibit a regulated depository institution from engaging in what in such agency’s opinion constitutes an unsafe or unsound practice for conducting business. Depending upon the financial condition of the depository institution, payment of dividends could be deemed to constitute such an unsafe or unsound practice. In addition, a depository institution may not pay a dividend or otherwise make a capital distribution if the payment thereof would cause such institution to fail to satisfy its capital requirements.

Purchases

During 2004, Security Capital Corporation, under a limited repurchase plan, purchased 255 shares from two stockholders at a price established by an annual stock appraisal and diluted by a subsequent stock dividend.

Number of Holders

At December 31, 2004, there were 670 stockholders of record of the Company’s common stock.

ITEM 6. SELECTED FINANCIAL DATA
Five Year Financial Summary

The following table sets forth certain financial information for Security Capital Corporation on a consolidated historical basis. Such information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes appearing elsewhere in this report.

                                         Security Capital Corporation
                                     Table 1 - Five Year Financial Summary

                                        12/31/04     12/31/03      12/31/02      12/31/01       12/31/00
                                          (in thousands except per share data and Other Financial Data)

    Income Statement Data:
    Interest Income                         19,092        17,009       16,847         19,834         20,487
    Interest Expense                         4,139         3,955        4,760          7,744          8,966
    Net Interest Income                     14,953        13,054       12,087         12,090         11,521
    Provision for Loan Losses                  637           546          672            701            326
    Net Interest Income After Provision     14,316        12,508       11,415         11,389         11,195
    Noninterest Income                       5,657         5,666        5,155          4,591          2,885
    Noninterest Expenses                    11,410        10,618       10,092          9,555          8,779
    Income Before Income Taxes               8,563         7,556        6,478          6,425          5,301
    Income Tax Expense                       2,431         2,039        1,666          1,814          1,079
    NET INCOME                               6,132         5,517        4,812          4,611          4,222

    Per Share Data:
    Net Income*                               2.46          2.23         1.94           1.86           1.70
    Cash Dividends*                           1.00          0.90         0.82           0.73           0.66
    Book Value*                              17.66         16.47        15.27          13.89          12.45

    Other Ratios:
    Return on Average Assets                  1.65          1.66         1.60           1.62           1.52
    Return on Equity                         14.22         13.73        13.45          13.78          14.67
    Loans to Deposits                        70.29         70.87        70.60          72.33          77.84
    Loans to Total Assets                    60.06         60.08        59.42          61.08          63.26
    Equity Capital to Total Assets           11.24         12.01        12.00          12.36          10.87
    Average Equity to Average Assets         11.61         12.12        11.94          11.73          10.35
    Dividend Payout Ratio                    40.53         40.60        42.06          39.51          38.83

    Other Financial Data:
    Cash Dividends Declared              2,484,937     2,243,187    2,022,867      1,819,753      1,632,254
    Weighted Average
    Outstanding Common Shares            2,484,306     2,479,440    2,478,701      2,478,930      2,483,141

    * The per share information is based upon the retroactive effect of the stock dividends for the period.

    The per share data being reflected was derived using the weighted average number of outstanding shares at
    December 31, 2004 as the denominator. (The weighted average number of outstanding shares at December 31,
    2004 was 2,484,306.)  For example, the cash dividends per share was determined by dividing the amount of dividends by 2,484,306.

    Balance Sheet Data:
    Total Assets                           390,274       340,253      315,596        278,512        284,579
    Earning Assets                         349,276       304,056      276,677        244,345        250,369
    Investment Securities AFS               96,669        76,320       74,879         62,056         68,086
    Investment Securites HTM                 2,050         2,053            0              0              0
    Other Securities                         1,259           991          738            717            682
    Loans - Net                            230,805       200,759      184,060        167,079        177,115
    Allowance for Loan Losses                3,598         3,665        3,455          3,039          2,920
    Total Deposits                         333,458       288,442      265,597        235,192        231,302
    Savings Deposits                        28,416        25,869       19,747         17,552         16,714
    Time Deposits                          116,064       110,914      121,093        112,032        105,051
    Long Term Borrowings                     8,634         4,738        5,113          3,678          2,423
    Shareholders' Equity                    43,870        40,848       37,857         34,429         30,920

    Average Balances:
    Total Assets                           371,424       331,612      299,830        285,249        278,081
    Earning Assets                         333,561       296,651      268,860        257,788        251,152
    Securities                              97,514        87,954       69,521         67,788         75,395
    Total Loans                            221,309       197,814      179,295        178,263        167,795
    Allowance for Loan Losses                3,850         3,667        3,232          3,006          2,807
    Savings Deposits                        26,663        23,006       18,340         16,277         16,764
    Time Deposits                          114,125       114,998      110,189        114,704        103,388
    Long-Term Borrowings                     7,695         3,197        4,852          3,539          2,460
    Shareholder's Equity                    43,110        40,183       35,790         33,470         28,775

    Other Data:
    Number of Employees                        162           157          146            140            130

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Application of Critical Accounting Policies

Release 33-8098 requires the company to disclose any accounting estimates based on highly uncertain data and any material impact from adopting an accounting statement or policy.

The primary area in which there is uncertainty is the potential losses in the loan portfolio. In this area, an estimate is derived from an analysis of the loan portfolio and the Allowance for Loan Losses of the loans and the loan types that pose a risk of being a future loss. To prepare for the potential loss, an increase will be made to the loan loss reserve, if needed, for the inclusion of the balances or a percentage of the balances of the identified risks in the loan portfolio. With the need to increase the Allowance for Loan Losses, an increase will occur in bad debt expense or the Provision for Loan Losses expense which ultimately lowers the net income which is reflected on the Income Statement. In addition, the building up of the Allowance for Loan Losses results in a decrease in the total assets reflected on the balance sheet by the decrease in the net loan portfolio. The amount expensed - which is a non-cash transaction - for the accounting period will be an adjustment on the Statement of Cash Flows. In 2004, the allocation to Allowance for Loan Losses increased expenses and lowered net income and net assets by $637 thousand. For future periods, the affect on the income statement and the balance sheet will be dependent on the amount of loan charge offs and the strength of the loan portfolio for the accounting period. If the charge offs decrease and the analysis of the loan portfolio and the Allowance for Loan Losses determine no additional provisions are required, the cease or decrease of the accrual estimate will boost income and net assets. See “Allowance and Provision for Loan Losses” for more details.

Management's Discussion and Analysis of Financial Condition and Results of Operations For the Years Ended December 31, 2004, 2003 and 2002

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

Results of Operations

Overview

Security Capital Corporation earned $6,132,173 or $2.46 per share for 2004, $5,517,464 or $2.23 per share for 2003, and $4,812,292 or $1.94 per share for 2002 representing an increase of $1,319,881 or $.52 per share for the period from year 2002 through year 2004. These changes are due primarily to an increase in service charges on deposits and a decline in interest rates on deposits, offset by increases in salaries and employee benefits.

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

The increase in net interest income in 2004 as compared to 2003 is due primarily to the increase in loans.

The following table sets forth the major components of interest earning assets and interest-bearing liabilities for three consecutive years ending December 31, 2004. In the table below, the loan interest includes loan fees and the interest on securities considers discount accretion and premium amortization.

                                               Security Capital Corporation

                             Table 2 - Average Balances; Interest Earned and Interest Yields
                                                  (dollars in thousands)

                                                                 Years ended December 31,
                                 ----------------------------------------------------------------------------------------
                                             2004                          2003                          2002
                                 ----------------------------  ----------------------------  ----------------------------
                                  Average             Average   Average             Average   Average             Average
                                  Balance   Interest  Yields    Balance   Interest  Yields    Balance   Interest  Yields
                                 --------   --------  -------  ---------  --------  -------  ---------  --------  -------

  Assets:
  Interest-Earning Assets:
  Securities                       96,219     3,826      3.98    85,582     3,256      3.80    66,418     3,210     4.83
  BV to MV                          1,295                         2,372                         3,103
  Total Securities                 97,514     3,826      3.92    87,954     3,256      3.70    69,521     3,210     4.62

  Loans
  Commerical/Agricultural         150,633     8,951      5.94   138,228     8,409      6.08   124,815     8,241     6.60
  Consumer/Installment             66,148     5,050      7.63    55,178     4,559      8.26    49,593     4,348     8.77
  Mortgage                          1,096        89      8.12     1,565       127      8.12     2,119       187     8.82
  Other Personal Loans              3,432       952     27.74     2,843       489     17.20     2,768       399    14.41
  Total Loans                     221,309    15,042      6.80   197,814    13,584      6.87   179,295    13,175     7.35

  Other Investments
  CDs with Other Banks                529        19      3.59       677        28      4.14     2,742       167     6.09
  Federal Funds Sold                4,488        58      1.29     5,412        64      1.18     5,908        98     1.66
  FHLB Account/Bank
    Accounts/Other                  9,721       147      1.51     4,794        77      1.61    11,394       197     1.73
  Total Other                      14,738       224      1.52    10,883       169      1.55    20,044       462     2.30

  Total Earning Assets            333,561    19,092      5.72   296,651    17,009      5.73   268,860    16,847     6.27

  Noninterest Earning Assets:

  Allowance for Loan Losses        -3,850                        -3,667                        -3,232
  Fixed Assets                     12,612                        11,277                        11,077
  Other Assets                     14,951                        14,808                        12,075
  Cash and Due Froms               14,150                        12,543                        11,050

  Total Noninterest Earning
    Assets                         37,863                        34,961                        30,970

  Total Assets                    371,424                       331,612                       299,830

  Liabilities & Shareholder Equity

  Interest-Bearing Liabilities
  Deposits:
  Interest-Bearing DDA            123,215     1,280      1.04    93,409       932      1.00    79,950     1,063     1.33
  Savings Deposits                 26,663       280      1.05    22,780       258      1.13    18,127       289     1.59
  Time Deposits                   114,125     2,230      1.95   114,998     2,421      2.11   110,189     2,939     2.67

  Total Interest-Bearing
    Deposits                      264,003     3,790      1.44   231,187     3,611      1.56   208,266     4,291     2.06

  Borrowed Funds
  Short-Term Borrowings             1,032        15      1.45       860        10      1.16       625        10     1.60
  FHLB Advances-Short/Long-Term     7,695       334      4.34     7,985       334      4.18     9,809       459     4.68

  Total Borrowed Funds              8,727       349      4.00     8,845       344      3.89    10,434       469     4.49

  Total Interest-Bearing
    Liabilities                   272,730     4,139      1.52   240,032     3,955      1.65   218,700     4,760     2.18

  Non-Interest-Bearing Liabilities
  Non-Interest-Bearing Deposits    51,798                        47,260                        41,765
  Other Liabilities                 3,786                         4,137                         3,575

  Shareholders' Equity             43,110                        40,183                        35,790

  Total Liabilities & SH Equity   371,424                       331,612                       299,830

  Net Interest Income &
  Interest Rate Spread                       14,953      4.21              13,054      4.09              12,087     4.09

  Net Interest Margin                                    4.48                          4.40                         4.50

The following table sets forth net interest earning assets and liabilities for 2004, 2003 and 2002.

                                      Table 3 - Net Interest Earning Assets
                                                  (in thousands)

                                                2004                 2003                 2002

                  Average Interest
                     Earning Assets            333,561             296,651               268,860

                  Average Interest
                     Bearing Liabilities       272,730             240,032               218,700

                  Net                           60,831              56,619                50,160

Table 3A - Volume/Rate Analysis depicts the dollar effect of volume and rate changes from 2002 to 2004. Variances which were not specifically attributable to volume or rate were allocated proportionately between rate and volume using the absolute values of each for a basis for the allocation. Non-accruing loans were included in the average loan balances used in determining the yields.

                                                             Table 3A - Volume/Rate Analysis
                                                                       (in thousands)

                                                 2004 Change from 2003              2003 Change from 2002
                                             Volume      Rate       Total       Volume       Rate       Total
                                             ------      ----       -----       ------       ----       -----
       INTEREST INCOME: (1)

       Loans                                  1,518       -475        1,458       1,241        -983       258

       Investment Securities                    375        176          570         686        -644        42

       Other                                     59         26           55        -117        -186      -303

       Total Interest Income                  1,952       -273        2,083       1,810      -1,813        -3

       INTEREST EXPENSE: (2)

       Interest Bearing
       Demand Deposit Accounts                  310         37          358         135        -276      -141

       Savings Deposits                          43        -21           22          53         -84       -31

       Time Deposits                            -17       -184         -201         101        -619      -518

       Borrowed Funds                            -5         11            5         -62         -63      -125

       Total Interest Expense                   331       -157          184         227      -1,042      -815

       NET INTEREST INCOME                    1,621       -116        1,899       1,583        -771       812

Non-Interest Income and Non-Interest Expense

Non-interest expense increased by 5.21% from 2002 to 2003 and increased by 7.46 % from 2003 to 2004, primarily because of increases in salaries and employee benefits. Increases in non-interest expense signifies Security Capital Corporation’s preparation for a move into a new market area in Desoto County that required expenditures for banking facilities as well as training employees to perform the operational procedures. Security Capital Corporation has provided its Desoto County locations with new state of the art buildings to address the needs of its staff and the increase in business as well as to present an attractive banking establishment for its customers. With the establishment of a new facility, other costs are involved such as the purchase of new equipment and the increase in the maintenance costs of the equipment. In addition to the increase in employees, salaries and employee benefits normally increase in a range from 3% to 7% depending the profits and the attainment of performance goals.

Non-interest income decreased by $9 thousand from 2003 to 2004. Included in the 2004 non-interest income is an insurance settlement payment of $350,000 for loss of the original branch buildingin 2002 due to fire. This payment was partially offset by loss of $123,000 on disposal of obsolete fixed assets.

The following table provides details on non-interest income and expense for the Years ended December 31, 2002 through 2004.

                                   Table 4 - Non-Interest Income and Expense
                                                  (in thousands)

                                                                  2004      2003      2002
                       Non-Interest Income:
                       Trust Department Income                      911       876       734
                       Service Charges: Deposits                  3,876     3,758     3,671
                       Other Operating Income                       870     1,032       750

                       Total Non-Interest Income                  5,657     5,666     5,155

                       Non-Interest Expense:
                       Salaries & Employee Benefits               7,607     6,649     6,145
                       Occupancy Expense                          1,236     1,311     1,277
                       Other Operating Expense                    2,567     2,658     2,670

                       Total Non-Interest Expense                11,410    10,618    10,092
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

Financial Condition

Loans

The loan portfolio constitutes the major earning asset of Security Capital Corporation and in the opinion of management offers the best alternative for maximizing interest spread above the cost of funds. The continuing loan growth is primarily due to Security Capital Corporation’s move to a market area that is experiencing rapid growth in the building of residential and commercial structures. Real Estate Loans and Commercial Loans comprise the largest segment of the loan portfolio. Commercial loans which bear a higher degree of risk comprise 6.54% of the loan portfolio at December 31, 2004. Agricultural loans, another type of loan that carries a higher degree of risk, are only 1.36% of the loan portfolio at December 31, 2004.

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

The following table reflects outstanding balances by loan types for the past five years.

                                           Table 5 - Loans by Type
                                                (in thousands)

                                                       2004       2003        2002      2001      2000
      Commercial, Financial & Agricultural             28,077      32,878     38,229    34,459    43,539
      Real Estate - Construction & Development         49,189      37,116     27,165    21,183    21,792
      Real Estate - Mortgage                          124,911     103,348     96,737    88,074    82,927
      Installment Loans to Individuals                 29,898      28,529     22,602    23,893    28,192
      Other                                             2,328       2,553      2,782     2,509     3,585

      Total Loans                                     234,403     204,424    187,515   170,118   180,035

The following table reflects the maturity schedule or repricing frequency of all loans that will reprice or mature within one year.

                                           Table 6 - Loan Liquidity
                                                (in thousands)

                                                            Within    1 thr 5    Over
            Loans That Will Reprice or Will Mature:         1 Year     Years    5 Years     Total
                                                            -------   -------   -------     -------
            Commercial, financial and agriculture loans      15,457    12,465       155      28,077
            Construction and development                     41,020     8,169                49,189

            Fixed Rate                                       16,619     9,673        28      26,320
            Variable Rate                                    39,858    10,961       127      50,946

            Total                                            56,477    20,634       155      77,266
            Percent of Total                                  73.09%    26.71%     0.20%     100.00%

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

Security Capital Corporation maintains a comprehensive loan review program to evaluate loan administration, credit quality, and loan documentation. This program includes a regular review of problem loans, delinquencies, and charge-offs. The adequacy of the allowance for loan losses is evaluated on a quarterly basis. This evaluation focuses on specific loan reviews, changes in the type and volume of the loan portfolio given the current and forecasted economic conditions, and historical loss experience. Any one of the following conditions may necessitate a review of a specific loan: a question of whether the customer’s cash flow or net worth may not be sufficient to repay the loan; the loan has been criticized in a regulatory examination; the accrual of interest has been suspended; serious delinquency; or other reasons where either the ultimate collectibility of the loan is in question or the loan has other special or unusual characteristics which require special monitoring.

Activity in the allowance for loan losses is reflected in Table 7 - Analysis of Allowance for Loan Losses. The recorded values of loans and leases actually removed from the consolidated balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, become net charge-offs. Security Capital Corporation’s policy is to charge-off loans, when, in management’s opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize recovery.

                                         Security Capital Corporation
                                      Table 7 - Allowance for Loan Losses
                                                (in thousands)

                                                        2004     2003       2002      2001      2000
          Balance at Beginning of Year                  3,665    3,455      3,039     2,920     2,716

          Loans Charged-Off
          Commercial, Financial & Agricultural            242      146         75        58       252
          Real Estate - Construction & Development          6        4          0
          Real Estate - Mortgage                          225       69         75       121
          Installment Loans to Individuals                655      167        584       666       116
          Other                                                    324          4        21        15
          Total Charge-Offs                             1,128      710        738       866       383

          Charge-Off Recovered
          Commercial, Financial & Agricultural              2       36          8        18        69
          Real Estate - Construction & Development                  26          6         2
          Real Estate - Mortgage                           24                  39         6         6
          Installment Loans to Individuals                398      104        423       254       185
          Other                                                    208          6         4         1
          Total Recoveries                                424      374        482       284       261

          Net Charge-Offs                                 704      336        256       582       122

          Current Year Provision                          637      546        672       701       326
          Adjustment (1)

          Balance at EOY                                3,598    3,665      3,455     3,039     2,920

          Loans at EOY                                230,805  200,759    187,515   170,118   180,035

          Ratio: Allowance to Loans                     1.56%    1.83%      1.84%     1.79%     1.62%

          Average Loans                               221,309  197,814    179,295   178,263   167,795

          Ratio:Allow. To Avg Loans                     1.63%    1.85%      1.93%     1.70%     1.74%

          Ratio:  Net Charge Offs to Average Loans      0.32%    0.17%      0.14%     0.33%     0.07%

          (1) Reserves were obtained with the
              acquisition of a branch.

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

                                          Table 8 - Nonperforming Assets
                                                  (in thousands)

                                                       2004       2003     2002      2001       2000
               Loans:
               Non-accrual                              172         78      590       495        306
               90 Days+ Past-Due                        724        629      307       333        162

               Total Nonperforming Loans                896        707      828       828        468
               As % of Total Loans                    0.38%      0.35%    0.44%     0.49%      0.26%

               Other Real Estate                        165        129      234       228        214
               As % of Total Loans                    0.07%      0.06%    0.12%     0.13%      0.12%

               Loan Loss Reserve                      3,598      3,665    3,455     2,959      2,839

               Loan Charge-Offs                        1128        710      738       865        384

               Total Loans                          234,403    204,424  187,515   170,118    180,034

The consolidated reserve for loan losses reflected in Table 7 are the balances remaining after the charge offs for the year.

The loan portfolio contained an aggregate of $172 thousand in non-accrual loans and an aggregate of $724 thousand of 90 days past due and over as of December 31, 2004. If the non-accrual loans had been performing loans during the 2004 period, interest income would have shown an addition of $12 thousand. The 90 days and over past due loans are not subject to a non-accrual status and interest is accrued and recognized daily as income. The interest income recognized in 2004 for the loans classified as 90 days and over past due at December 31, 2004 totaled $72 thousand.

Potential Problem Loans

As of December 31, 2004, one loan (not included in the non-accrual and the 90 day and over totals) totaling $426 thousand has been identified by loan management as being doubtful as to the ability of the borrowers to comply with the present loan repayment terms. Analysis of possible workout plans does not anticipate any deficiency. The actual deficiency depends on the market for the equipment and real estate at the time of disposal.

Management believes loans classified for regulatory purposes as loss, doubtful, or substandard that are not included in nonperforming or impaired loans do not represent or result from trends or uncertainties which will have a material impact on future operating results, liquidity, or capital resources. The most recent safety and soundness exam conducted by the FDIC as of December 31, 2003 identified $1,647,000 as Substandard loans and $44,000 as Loss loans. These loans have been watched by management.

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

All watch list loans are subject to additional scrutiny and monitoring. Security Capital Corporation’s policies require loan officers to identify borrowers that should be monitored in this fashion and believe this process ultimately results in the identification of problem loans in a more timely fashion. At December 31, 2004, Security Capital Corporation in its Loan Loss Reserve Analysis classified $8,045,036 with a rating of Watch, $1,597,408 with a rating of Substandard, and $161,867 with a rating of Doubtful.

All other real estate is carried by Security Capital Corporation at the lower of cost or market value less costs to dispose. Any normal expense of holding the other real estate is expensed as occurred. Any expenses from the other real estate that is substantial or that extends the life of the asset is capitalized.

An analysis of the loan portfolio and the loan loss reserve or allowance is conducted on a quarterly basis by the President and loan administrators and approved by the Board of Directors to insure that the bank is well protected against any potential and/or unexpected loan losses. To arrive at the proper grades or classifications needed in the loan loss reserve analysis, each loan officer reviews each loan in his or her portfolio. The review process will include consideration of the payment history of the customer, bankruptcy status, and stimuli in the economy or in the area that may affect the future cash flow of the customer. The loan officer and/or the senior loan administrator will grade the loan as exceptional, satisfactory, watch, substandard or doubtful. This quarterly review and grading process is conducted on an ongoing basis to identify the loans that are non-performing as well as loans that no longer require an allocation in the loan loss reserve. The required reserve will fluctuate from quarter to quarter due to the loan portfolio performance being monitored.

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

                                    Table 8A - Allocation of the Allowance for Loan Losses
                                                    (Dollars in thousands)

                                                                     At December 31,
                            -------------------------------------------------------------------------------------------------
                                  2004                2003                2002                2001                2000
                            -------------------------------------------------------------------------------------------------
                            Amount    Percent   Balance   Percent   Balance   Percent   Amount    Percent   Amount    Percent
                            -------------------------------------------------------------------------------------------------
  Commercial, Financial
     & Agricultural         $   538   14.95%    $   856   23.36%    $ 1,006   29.12%    $   679   22.34%    $ 1,116   38.22%

  Real Estate - Construction
     & Development              522   14.51%        461   12.58%        298    8.63%        227    7.47%        230    7.88%

  Real Estate - Mortgage      1,735   48.22%      1,533   41.83%      1,246   36.06%      1,040   34.22%        968   33.15%

  Installment Loans
     to Individuals             780   21.68%        732   19.97%        816   23.62%        859   28.27%        538   18.42%

  Other Loans                    23    0.64%         26    0.71%         28    0.81%         25    0.82%         36    1.23%

  Unallocated                     0         0        57    1.56%         61    1.77%        209     6.88%        32     1.10%

  Total Loans               $ 3,598   100.00%   $ 3,665   100.00%   $ 3,455   100.00%   $ 3,039   100.00%   $ 2,920   100.00%

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

At December 31, 2002, the loan portfolio analysis required an increase in the loan loss reserve. The major stimulus for the increase was the growth in the loan portfolio from $170 million to $187.5 million. In addition, increases were made to the risk factors for the following categories: agricultural loans, 1.25% and consumer loans without real estate collateral, 1%. These risk factor increases were the result of a continuing study of the loan quality and the bank’s experience record in these categories. A decrease in the amount allocated for doubtful loans from $38 thousand to $7 thousand was attributed to a decrease in the balance of loans with this grade. The loan loss reserve at December 31, 2002 was allocated as follows: 15% of substandard loans, $201 thousand; 50% of doubtful loans, $7 thousand; 20% of bankruptcy loans, $350 thousand; 5% of credit card loans, $39 thousand; 4% of agricultural loans, $742 thousand; 3% of consumer loans without real estate collateral, $645 thousand; 2% of watch loans, $133 thousand; and 1% of the remainder of the adjusted loan portfolio, $1,277 thousand.

Due to the growth in the loan portfolio from $187.5 million to $204.4 million during 2003, the loan portfolio analysis required an increase in the loan loss reserve. Another stimuli for the growth in the reserve was the increase of 4% in the risk factor for the category of watch loans. The assigned risk factors are the result of a continuing study of the loan quality and the bank’s experience record in these categories. The allocation for doubtful loans reflected an increase of $17 thousand primarily due to using a specific allocation instead of the 50% of the loan balance as used in previous periods. A specific allocation is a deficiency when the balance of the loans exceeds the market value of the collateral. The loan loss reserve at December 31, 2003 was allocated as follows: 15% of substandard loans, $166 thousand; specific allocation of doubtful loans, $25 thousand; 20% of bankruptcy loans, $439 thousand; 5% of credit card loans, $38 thousand; 4% of agricultural loans, $575 thousand; 2% of consumer loans without real estate collateral, $540 thousand; 6% of watch loans, $260 thousand; and 1% of the remainder of the adjusted loan portfolio, $1,622 thousand.

At December 31, 2004, the loan loss reserve reflected a small decrease of $67 thousand from the previous year. This decrease was due to an intensive evaluation of the loan quality and an aggressive recognition of loan loss. The growth of the loan portfolio spurred an increase in the potential risk areas. The loan loss reserve at December 31, 2004 was composed of the following: 10% of substandard loans, $160 thousand; an allocation for deemed uncollectible doubtful loans, $113 thousand; 16% of bankruptcy loans, $448 thousand; 6% of credit card loans, $49 thousand; 3% of agricultural loans, $288 thousand; 2% of consumer loans without real estate collateral, $558 thousand; 3% of watch loans, $202 thousand; and 1% of the remainder of the adjusted loan portfolio, $780 thousand. Changes were made in the risk factor (%) due to the ongoing analysis of the potential loss elements within the actual loan categories. The additional risk were allocated with increases in the following categories at December 31, 2004: 1% for credit card loans and 26% for deposit overdrafts. Lower risk factors were allocated with decreases in the following categories at December 31, 2004: 5% for substandard loans; 4% for bankruptcy loans; 1% for agricultural loans; 3% for watch loans.

Loan charge offs in 2003 and 2004 were $710 and $1,128 thousand, respectively, reflecting a significant increase over the average loan charge offs of $662 thousand for the prior three years. This increase in loan charge offs mandated the need to maintain the increase in provisions for the Allowance for Loan Losses for 2003 and 2004, respectively, $546 thousand and $637 thousand. The regulatory exam as of December 31, 2003, however, classified $1.6 million of loans as substandard, down from $3.1 million as reflected in the regulatory exam as of December 31, 2001which was a consideration in the analysis of needed loan provisions. Recoveries reflected an increase in 2004 from $374 thousand to $424 thousand as a result of the diligent efforts by loan and deposit personnel to regain principal from the classified loan activity. The ratio of the Allowance for Loan Losses to Loan for the other years presented shows a small increase with each year.

Securities

Securities are identified as either Available for Sale, Held to Maturity or Other Securities. Securities held to maturity are those securities which Security Capital Corporation has both the intent and the ability to hold to maturity and are reported at the amortized cost. Securities available for sale are those securities which Security Capital Corporation may decide to sell if needed for liquidity, asset/liability management or other reasons. Securities that are available for sale are reported at market value with the unrealized gains or losses included as a separate component of equity, net of tax. Other securities are carried at cost and are investments in FHLB, First National Banker’s Bankshares and Federal Agricultural Mortgage Corporation.

                                                Table 9 - Securities
                                                   (in thousands)

                                                        2004      2003      2002      2001      2000
               Securities Available for Sale
               U. S. Treasuries                        -             702       713     1,007     1,506
               U. S. Agencies                           23,316    28,560    15,026     1,032     4,017
               Mortgage Backed                          22,419     9,611    17,158    14,045    14,664
               State, Municipals & Other                50,934    37,447    41,982    45,972    47,899

               Total Securities AFS                     96,669    76,320    74,879    62,056    68,086

               Securities Held to Maturity
               U. S. Treasuries                              0         0         0         0         0
               U. S. Agencies                                0         0         0         0         0
               Mortgage Backed                               0         0         0         0         0
               State, Municipals & Other                 2,050     2,053         0         0         0

               Total Securities HTM                      2,050     2,053         0         0         0

               Other Securities                          1,259       991       738       717       682

               Total Securities                         99,978    79,364    75,617    62,773    68,768

The security portfolio is composed of U. S. Treasury securities, U. S. Agency securities, State and Municipal securities - both tax-exempt and taxable, equities, and mortgage-backed securities.

                                                      Table 10
                                      Securities Maturity & Repricing Schedule
                                                   For 12/31/2004
                                                   (in thousands)

                                              1 Year        After 1 Year   5 to 10        Over
                                              and Less      Thru 5 Years    Years       10 Years
                      Agencies
                      Fair Value                 1,985          1,499        6,017       13,815
                      Book Yield                 2.547          3.170        4.410        4.350

                      Taxable Municipals
                      Fair Value                   912          1,125          171           44
                      Book Yield                 6.189          5.725        4.640        4.910

                      Municipals
                      Fair Value                 7,300         17,621       10,994       14,820
                      Book Yield                 3.920          3.339        4.090        4.820

                      Equity-FHLB                    0              0            0        1,005
                      Book Yield                                                          2.440

                      Other Securities               0              0            0          254

                      MBS
                      Fair Value                     0              0            0       22,419
                      Book Yield                                                          5.014

                      Total Fair Values         10,197         20,245       17,182       52,357
                      Weigh Bk Yields            3.816          3.527        4.198        4.765

              Table 11 - Securities Weighted Maturity and Tax Equivalent Yield by Classification
                                               December 31, 2004
                                                                               Weighted
                                                         Weighted           Tax-Equivalent
                                                         Maturity                Yield

        U. S. Agencies                                   10.22 Yrs                4.060%
        Mortgage Backed                                   3.28 Yrs                4.780%
        Taxable Municipals                                2.25 Yrs                5.830%
        Tax-Exempt Municipals                             6.79 Yrs                5.890%

        Total Securities Portfolio                        7.54 Yrs                5.048%

The weighted tax-equivalent yields reflected in the table above were calculated using amortized costs and a tax rate of 34%.

The securities portfolio carries varying degrees of risk. Investments in U. S. Treasury and U. S. Agency securities have little or no credit risk. Mortgage-backed securities are substantially issues of federal agencies. Obligations of states and political subdivisions are the areas of highest potential credit exposure in the portfolio. This risk is minimized through the purchase of high quality investments. When purchased, obligations of states and political subdivisions and corporate bonds must have a credit rating by Moody’s or Standard and Poor’s of “A” or better. The risk of non-rated municipal bonds is minimized by limiting the amounts invested in local issues. Management believes the non-rated securities are of high equality. No securities of an individual issuer exceeded 10% of Security Capital Corporation’s shareholders’ equity as of December 31, 2004. Security Capital Corporation does not use off-balance sheet derivative financial instruments as defined in Statement of Financial Accounting Standards No. 119, “Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.”

Though earning assets increased from 2000 through 2002, the security portfolio balances were not reciprocal as when securities matured the proceeds during those years funded the increase in the loan portfolio. In 2003 and 2004, the securities investment was increased by approximately $21 million as investment decisions favored securities investments when adequate loan funding was maintained.

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

                                           Table 12 - Deposit Information
                                                   (in thousands)
                                2004                2003             2002            2001         2000
                               Average   Avg   Average   Avg    Average   Avg    Average   Avg   Average   Avg
                               Balance Rate   Balance    Rate  Balance    Rate  Balance  Rate    Balance   Rate
      Noninterest- Bearing
         Demand                 51,557          47,034           41,552           38,736          42,321
         Savings                   241             226              213              181             205
      Interest-bearing
         Demand                123,215  1.04    93,409   1.00    79,950   1.34    70,591  2.39    73,049   3.14
         Savings                26,663  1.05    22,780   1.13    18,127   1.58    16,097  2.01    16,560   2.03
                               -------         -------          -------          -------         -------
         Time Deposits         114,125  1.95   114,998   2.11   110,189   2.67   114,704  4.73   103,388   5.52
                               -------         -------          -------          -------         -------
                               315,801         278,447          250,031          240,309         235,523
                               =======         =======          =======          =======         =======

                                    Table 13 - Maturity Ranges of Time Deposits
                                         With Balances More Than $100,000
                                             As of December 31, 2004
                                                   (in thousands)

                         3 Months or Less                                          $22,198
                         Over 3 Months thru 6 Months                                 7,271
                         Over 6 Months thru 12 Months                               10,501
                         Over 12 Months                                              8,714
                                                                                   -------
                                                                                    48,684
                                                                                   =======

Security Capital Corporation in its normal course of business will acquire large certificates of deposit (time deposits), generally from public entities that exhibit a variety of maturities. These funds are acquired on a bid basis and are considered to be part of the deposit base of Security Capital Corporation.

Borrowings

Aside from the core deposit base and large denomination certificates of deposit mentioned above, the remaining funding sources include short-term and long-term borrowings. As of December 31, 2004, Security Capital Corporation’s short-term borrowings consisted of $1,497,000 of the Treasury Tax and Loan open-end note and $8,634,000 borrowed from the Federal Home Loan Bank. As of December 31, 2003, Security Capital Corporation’s short-term borrowings consisted only of $930,000 in the Treasury, Tax and Loan open-end note and $8,237,000 borrowed from the Federal Home Loan Bank. As of December 31, 2002, Security Capital Corporation had $9,613,000 in borrowings from the Federal Home Loan Bank and $316,000 in Treasury, Tax and Loan open-end note. Security Capital Corporation foresees short-term borrowings to be a continued source of liquidity and will continue to use these borrowings as a method to fund short-term needs.

Security Capital Corporation at the end of 2004 had long-term debt in the amount of $8,634,272 with scheduled principal payments of $370,787 due to the Federal Home Loan Bank in 2005. The rates on the debt with Federal Home Loan Bank as of December 31, 2004 ranged from 2.335% to 6.575% with the maturities ranging to 2024. The maximum month-end balance during 2004 with Federal Home Loan Bank occurred at the end of the year with the balance of $8,634,272. For 2004, the average outstanding long-term balance was $7,694,000 for debt with Federal Home Loan Bank.

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

Security Capital Corporation addresses short–term liquidity from both an asset liquidity and a liability liquidity viewpoint. Short-term asset liquidity is provided by money market assets, the investment portfolio, and readily saleable bank assets. Short-term liability liquidity is measured by the liabilities considered to be more volatile in nature and more likely to be sensitive to changes in interest rates. Short-term liquidity is monitored thru the asset/liability reports in a measure of a coverage ratio and a crisis coverage ratio. These ratios measure the ability of the bank to raise cash quickly and how many times this cash will cover volatile liabilities. For December 31, 2004, the coverage ratio was 5.03X - which was in compliance of the policy limit of 1X. Of this ratio, the calculated reserves or the source for cash was $85.7 million which would be needed to meet the demand of the identified volatile liabilities and unused loan commitments of $17 million and $12.6 million, respectively. The crisis ratio looks at the coverage of volatile liabilities under a scenario where cash is needed immediately. The crisis ratio for December 31, 2004 was 1.97X, adequately within the policy limit of .50X. The identified reserves for a crisis ratio totaled $67 million and the volatile liabilities and unused loan commitments totaled $55 million. Additionally, the bank monitors liquidity by looking at the ratio of cash and short-term investments versus non-core funding. The liquidity ratio for December 31, 2004 was in compliance with the policy limit of 15% with a ratio of 22.58%. This ratio measures the net cash and short-term marketable assets of $60 million to the net deposits and short-term liabilities of $266 million. The corporation’s dependency ratio complied with policy with a ratio of 1.97% at December 31, 2004. This ratio measures the net volatile liabilities to the earning assets less short-term investments.

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

At December 31, 2004, we had outstanding loan origination commitments and unused commercial and commercial and retail lines of credit of $41.9 million. Letters of credit commitments totaling $15.7 million consisted of financial standby letters of credit of $10.4 million, performance standby letters of credit of $768 thousand and commercial letters of credit of $4.5 million. We anticipate that we will have sufficient funds available to meet current origination and other lending commitments. As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of securities, sale of loans and/or the temporary curtailment of lending activities. Certificates of deposit that are scheduled to mature within one year totaled approximately $82.9 million at December 31, 2004. We expect to retain a substantial majority of these certificates of deposit.

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

Gap Analysis is the analytical tools that places maturing and repricing assets and liabilities into time buckets to measure the short and long term pricing imbalances for a given period. The broad guidelines set by Security Capital Corporation for this measure are set in time frames of three months, six months, and twelve months with a +/- cumulative gap position limit of 30%. Earnings at Risk (EAR), another analysis tool, is considered management’s best source of managing short-term interest rate risk (in a one-year time frame.) The EAR variance is the percentage change in net interest income over 12 months relative to the base case scenario (with rates being flat) for a +/- instantaneous parallel movement. The first limit or level is set at 10% of net interest income which will serve as a warning to management. The second level of 15% represents a risk earnings and is not acceptable to management. When this occurs, an explanation of the variance is reported to Asset/Liability Committee and to the Board of Directors with an action plan to decrease the variance. Among the possible actions are loan sales, use of FHLB borrowings and investment portfolio restructuring. Economic Value of Equity is the tool for measuring long-term interest rate risk. This tool measures the long-term safety and soundness of the institution being compromised for the sake of short-term results. The two limits of Economic Value of Equity are level I designated having a variance of 30-39% and level II designated having a variance of 40% or higher and uses the same concern or action level as for Earnings at Risk

The analysis performed using December 31, 2004 data projecting for the period ending December 31, 2005 reflected the net interest income at $16.3 million. There were no exceptions to policy for the 12 month period. Return on Assets and Return on Equity at 1.35% and 12.31%, respectively, compare to December 31, 2004 actuals at 1.65% and 14.22%, respectively. Historical comparison of the analysis show a third quarter (2004) of 1.65% Return on Assets and 13.45% Return on Equity. The model for December 31, 2004 shows asset sensitivity as rates ramp up. The net interest income increases 1.74% in the 200 ramp up and 3.42% in the up 300 ramp. Economic Value of Equity increased 10.12% in the up 200 ramp. The down 200 ramp results in a decrease to net interest income of 3.32% which is well within the policy limit of 10%. As rates move down 100 basis points we see a decrease in net interest income of 1.87% . The recommendations from the analysis is to move available funds from Fed Funds (a “waiting on the Fed” strategy) to a one time callable agency security to minimize the extension exposure.

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

Along with the cash provided by operations of $5.5 million in 2002, the cash available for use was provided by an increase of deposits of $30 million and a net increase of borrowings of $2.8 million. These funds were used to provide for an increase in loan demand of $17.6 million, the increase of an investment of $12.4 million in securities, the paying of a cash dividend of $2 million, the increase of $8.6 million in federal funds sold, the addition of buildings and equipment of $1.6 million and the purchase of bank owned life insurance of $3 million.

In 2003, funds available for use were basically provided by net income adjusted for non-cash transactions for a total of $6.9 million, maturities and calls of securities of $47 million, long-term debt advances of $3.3 million and withdrawal of certificates of deposits of $1.3 million. The major use of the funds provided were to invest $52.8 million in securities and $16.9 million in loans. Further funding was provided by the increase of deposits of $22.8 million. Other cash uses during 2003 were to fund the cash dividends paid on common stock ($2.2 million) and to retire debt of $4 million.

In 2004, the funds provided by operation activities totaled $6.4 million. The funds available from operations, maturities, calls and sales of securities of $36 million, and increases in deposits of $45 million were used to invest in securities of $59 million and in loans of $30 million. Other major uses of funds were cash dividends of $2.5 million and investment in buildings and locations of $2.9 million.

Table 14 - Funding Uses and Sources details the main components of cash flows for 2002 thru 2004.

                                               Table 14 - Funding Uses and Sources
                                                         (in thousands)
                                            2004                             2003                             2002
                                          Increase                          Increase                        Increase
                               Average   (Decrease)      %      Average    (Decrease)      %     Average   (Decrease)      %
                               Balance     Amount     Change    Balance      Amount    Change    Balance     Amount      Change
  Funding Uses
  Loans                        221,309       23,495     11.88    197,814        18,519   10.33   179,295         1,032     0.58
  Securities*                   96,219       10,637     12.43     85,582        19,164   28.85    66,418            15     0.02
  Federal Funds Sold             4,488         -924    -17.07      5,412          -496   -8.40     5,908         1,153    24.25
                               322,016       33,208     11.50    288,808        37,187   14.78   251,621         2,200     0.88

  Funding Sources
  Noninterest Bearing Deposits

     Demand Deposits            51,557        4,523      9.62     47,034         5,482 5482.00    41,552         2,816     7.27
     Savings Deposits              241           15      6.64        226            13    6.10       213            32    17.68
  Interest Bearing Deposits
     Demand Deposits           123,215       29,806     31.91     93,409        13,459   16.83    79,950         9,359    13.26
     Savings Deposits           26,663        3,883     17.05     22,780         4,653   25.67    18,127         2,030    12.61
     Time Deposits             114,125         -873     -0.76    114,998         4,809    4.36   110,189        -4,515    -3.94
  Borrowings                     8,727         -118     -1.33      8,845        -1,589  -15.23    10,434         2,281    27.98
                               324,528       37,236     12.96    287,292        26,827   10.30   260,465        12,003     4.83

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

                                Table 15 - Liquidity; Interest Rate Sensitivity
                                                (in thousands)

                                                               As of December 31, 2004
                                               Less        Over 3 Mos     Over 1 yr      Over
                                               3 Mos       thru 1 Yr      thru 3 Yrs     3 Yrs       Total
     Interest Earning Assets
     Loans                                    120,892          28,504        39,388     45,619     234,403
     Short-Term Investments                    14,591         -              -           -          14,591
     Investment Securities                     24,432          25,530        18,404     31,612      99,978
     Other                                      -             -              -           3,902       3,902
     Total Interest Earning Assets            159,915          54,034        57,792     81,133     352,874

     Interest Bearing Liabilities
     NOW                                       18,301         -               6,061     48,679      73,041
     Money Market                              23,725         -               4,271     34,439      62,435
     Savings Deposits                          10,798         -               1,989     15,629      28,416
     Time Deposits                             39,909          42,954        26,426      6,775     116,064
     Short-Term Borrowings                      1,497         -              -           -           1,497
     Long-Term Borrowings                          71             300         1,800      6,463       8,634
     Total Interest Bearing Liabilities        94,301          43,254        40,547    111,985     217,046

     Rate Sensitive Assets (RSA)              159,915         213,949       271,741    352,874     352,874
     Rate Sensitive Liabilities (RSL)          94,301         137,555       178,102    290,087     290,087
     Rate Sensitive Gap                        65,614          10,780        17,245    -30,852     135,828
     Rate Sensitive Cumulative Gap             65,614          76,394        93,639     62,787     135,828
     Cumulative % of Earning Assets            18.59%          21.65%        26.54%     17.79%      38.49%
     Cumulative % of Total Assets              19.28%          22.45%        27.52%     18.45%      39.92%

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

As of December 31, 2004, Security Capital Corporation had a positive gap of 14.60% in a 12 month time frame in a rate ramp of 200, well within the policy of a +/- 35.

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

Income Sensitivity:

Based on simulation modeling at December 31, 2004 and December 31, 2003, our net interest income would change over a one-year time period due to changes in interest rates as follows:

                       Table 15A - Change in Net Interest Income Over One Year Horizon

                                                                    (Dollars in Thousands)
                                                      at December 31, 2004        at December 31, 2003
                                                     ----------------------------------------------------
                                                       Dollar          %          Dollar             %
     Changes in Levels of Interest Rates               Change        Change       Change          Change
                                                     ----------------------------------------------------
                    Increase 2.00%                       $285          1.74%       $418             3.15%
                    Increase 1.00%                        185          1.13%        195             1.47%
                    Decrease 1.00%                       -306         -1.87%       -243            -1.83%
                    Decrease 2.00%                       -542         -3.32%       -439            -3.31%

Analysis of the simulation presented indicates as of December 31, 2003 there is little short term interest rate risk as the projected decrease in net interest income would be limited to 3.31% in a down 200 basis point rate ramp. As of December 31, 2004, the asset sensitivity is evident as reflected in the projected 1.74% increase in the up 200 ramp. The down 200 ramp as of December 31, 2004 results in a decrease to net interest income of 3.32%, well within the policy limit of (10%).

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

Management believes Security Capital Corporation and First Security Bank meet all the capital requirements as of December 31, 2004, as noted below in Table 16 - Capital Ratios, and is well-capitalized under the guidelines established by the banking regulators. To be well-capitalized, Security Capital Corporation and First Security Bank must maintain the prompt corrective action capital guidelines described above.

Security Capital Corporation increased the amount of dividends paid to $2,484,937 in 2004 compared to $2,243,187 in 2003, an increase of $241,750 or 10.78%.

                       Table 16 - Capital Ratios
                        (Dollars in thousands)

                                             As of December 31,
                                         2004       2003       2002
  Tier 1 Capital

  Total Tier 1 Capital                   39,486     35,690     32,496

  Total Capital
  Tier 1 Capital                         39,486     35,690     32,496
  Allowable Allowance for Loan Losses     3,373      2,940      2,738

  Total Capital                          42,859     38,630     35,234

  Risk Weighted Assets

  Net Average Assets                    378,931    334,653    313,327

  Total Risk Weighted Assets            271,296    234,441    218,436

  Risk Based Ratios
  Tier 1 Leverage Ratio                   10.42      10.79      10.50
  Tier 1 Risk Based Capital Ratio         14.55      15.22      14.88
  Total Risk Based Capital Ratio          15.80      16.48      16.13

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements existing at December 31, 2004.

Tabular Disclosure of Contractual Obligations

            (in thousands)                                       Payment due by period
---------------------------------    ------------------------------------------------------------------------------
    Contractual Obligations                                   Less than      1-3 years       3-5 years   More than
                                              Total             1 year       1-3 years      3-5 years     5 years
---------------------------------    ------------------------------------------------------------------------------
    Long-Term Debt Obligations                8,634              371           1,800         2,883          3,580
    Capital Lease Obligations                     0                0               0             0              0
    Operating Lease Obligations                  29               10              19             0              0
    Purchase Obligations                          0                0               0             0              0
    Other Long-Term Liabilities                   0                0               0             0              0
      Reflected on the Registrant's
      Balance Sheet under GAAP
    Total                                     8,663              381           1,819         2,883          3,580

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

(To be imported)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

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

As of December 31, 2004 (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls

Subsequent to the Evaluation Date, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Included under the heading “Information Concerning Nominees and Directors” in the Company’s Proxy Statement dated April 8, 2005 and incorporated by reference herein.

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

ITEM 11. EXECUTIVE COMPENSATION

Included under the heading “Executive Compensation” in the Company’s Proxy Statement dated April 8, 2005 and incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Included under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement dated April 8, 2005 and incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Included under the heading “Certain Relationship and Related Transactions” in the Company’s Proxy Statement dated April 8, 2005 and incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Included under the heading “Independent Public Accountants and Fees” in the Company’s Proxy Statement dated April 8, 2005 and incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

                                    Security Capital Corporation

Date: March 30, 2005                By   /s/ Frank West
                                       -------------------------------------------
                                          Frank West, Chief Executive Officer

Date: March 30, 2005                By   /s/ Connie Hawkins
                                       -------------------------------------------
                                          Connie Hawkins, Chief Financial Officer

                                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following  persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:    March 30, 2005
       -----------------------
                               /s/ Larry Pratt              , Director

DATE:    March 30, 2005
       -----------------------
                               /s/ Frank West               , Director

DATE:    March 30, 2005
       -----------------------
                               /s/ John Mothershed          , Director

DATE:    March 30, 2005
       -----------------------
                               /s/ Joe Brown                , Director

DATE:    March 30, 2005
       -----------------------
                               /s/ Ben Smith                , Director

DATE:    March 30, 2005
       -----------------------
                               /s/ G. E. McKittrick         , Director

DATE:    March 30, 2005
       -----------------------
                               /s/ Will Hays                , Director

DATE:    March 30, 2005
       -----------------------
                               /s/ Steve Ballard            , Director

DATE:    March 30, 2005
       -----------------------
                               /s/ Tony Jones               , Director

                                                  EXHIBIT INDEX

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         Financial Statements and Schedules
         The following Consolidated Financial Statements of Security Capital Corporation are included in Item 8 of this report:
         Consolidated Statements of Income--Years ended December 31, 2004, 2003, and 2002
         Consolidated Balance Sheets--December 31, 2004 and 2003
         Consolidated Statements of Shareholders' Equity--Years ended December 31, 2004, 2003, and 20021
         Consolidated Statements of Cash Flows--Years ended December 31, 2004, 2003, and 2002
         Notes to Consolidated Financial Statements
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

                              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Security Capital Corporation

We have audited the accompanying  consolidated  balance sheets of Security Capital  Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated  statements of income,  changes in shareholders' equity and cash flows for each of the three years in the period ended  December 31,  2004. These financial  statements are the  responsibility  of the  Corporation's  management.  Our  responsibility  is to  express  an  opinion  on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company  Accounting  Oversight Board (United
States).  Those standards require that we plan and perform the audit to obtain  reasonable  assurance about whether the  financial  statements  are free of  material  misstatement.  An audit  includes  examining,  on a test  basis, evidence  supporting the amounts and  disclosures  in the financial  statements.  An audit also includes  assessing the accounting  principles  used and  significant  estimates made by management,  as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our  opinion,  the  financial  statements  referred to above,  present  fairly,  in all material  respects,  the consolidated  financial  position of Security  Capital  Corporation and  subsidiaries  as of December 31,  2004 and
2003,  and the  consolidated  results of their  operations  and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting  principles  generally  accepted in the United States of America.

                                                                        /s/ T. E. LOTT & COMPANY

Columbus, Mississippi
January 19, 2005