Form 10-K/A
period 2004-12-31
SECURITY CAPITAL CORP/MS
filed 2005-04-04
CIK 725537

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-K/A

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                 SECURITY CAPITAL CORPORATION

                                                  CONSOLIDATED BALANCE SHEETS

                                                  DECEMBER 31, 2004 and 2003

                                                                                                      2004            2003
                                                                                                 ------------    ------------
           ASSETS                                                                                       (In thousands)

Cash and due from banks                                                                          $     15,662    $     14,380
Interest-bearing deposits with banks                                                                      426             702
                                                                                                 ------------    ------------
    Total cash and cash equivalents                                                                    16,088          15,082
                                                                                                 ------------    ------------
Federal funds sold                                                                                     14,000          20,380
Certificates of deposit with other banks                                                                  591             492

Securities available-for-sale                                                                          96,669          76,320
Securities held-to-maturity (estimated fair value
    of $2,052 in 2004 and $2,053 in 2003)                                                               2,050           2,053
Securities, other                                                                                       1,259             991
                                                                                                 ------------    ------------
        Total securities                                                                               99,978          79,364
                                                                                                 ------------    ------------
Loans, less allowance for loan losses of
    $3,598 in 2004 and $3,665 in 2003                                                                 230,805         200,759
Interest receivable                                                                                     3,138           2,414
Premises and equipment                                                                                 14,959          12,804
Intangible assets                                                                                       3,874           3,874
Cash surrender value of life insurance                                                                  3,476           3,358
Customers' liability on acceptances                                                                     1,762             987
Other assets                                                                                            1,603             739
                                                                                                 ------------    ------------
Total Assets                                                                                     $    390,274    $    340,253
                                                                                                 ============    ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing deposits                                                                 $     53,502    $     39,820
    Interest-bearing deposits                                                                         279,956         248,622
                                                                                                 ------------    ------------
Total deposits                                                                                        333,458         288,442
    Interest payable                                                                                      595             518
    Acceptances outstanding                                                                             1,762             987
    Borrowed funds                                                                                     10,131           9,167
    Other liabilities                                                                                     458             291
                                                                                                 ------------    ------------
        Total liabilities                                                                             346,404         299,405
                                                                                                 ------------    ------------
Shareholders' equity:
    Common stock - $5 par value, 5,000,000 shares
        authorized, 2,498,504 shares and 2,380,154
        shares issued in 2004 and 2003, respectively                                                   12,493          11,900
    Surplus                                                                                            27,826          24,862
    Retained earnings                                                                                   3,106           2,891
Accumulated other comprehensive income                                                                    510           1,285
    Treasury stock, at par, 13,087 shares and
        18,005 shares in 2004 and 2003, respectively                                                      (65)            (90)
                                                                                                 ------------    ------------
           Total shareholders' equity                                                                  43,870          40,848
                                                                                                 ------------    ------------
Total Liabilities and Shareholders' Equity                                                       $    390,274    $    340,253
                                                                                                 ============    ============

                               The accompanying notes are an integral part of these statements.

                                                 SECURITY CAPITAL CORPORATION

                                               CONSOLIDATED STATEMENTS OF INCOME

                                         YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                     2004             2003            2002
                                                                                -------------    -------------    -----------
                                                                                     (In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans                                                      $      15,042    $     13,584     $    13,175
Interest and dividends on securities:
    Taxable                                                                             1,966           1,597           1,308
    Tax-exempt                                                                          1,860           1,659           1,902
Other                                                                                     224             169             462
                                                                                -------------    -------------    -----------
    Total interest income                                                              19,092          17,009          16,847
                                                                                -------------    -------------    -----------

INTEREST EXPENSE
Interest on time deposits of $100,000 or more                                             850             936           1,052
Interest on other deposits                                                              2,940           2,675           3,239
Interest on borrowed funds                                                                349             344             469
                                                                                -------------    -------------    -----------
    Total interest expense                                                              4,139           3,955           4,760
                                                                                -------------    -------------    -----------

Net interest income                                                                    14,953          13,054          12,087

Provision for loan losses                                                                 637             546             672
                                                                                -------------    -------------    -----------
    Net interest income after provision for loan losses                                14,316          12,508          11,415
                                                                                -------------    -------------    -----------

OTHER INCOME
Service charges on deposit accounts                                                     3,876           3,758           3,671
Other service charges and fees                                                            325             299             297
Trust Department income                                                                   911             876             734
Securities gains (losses), net                                                            (12)              1              -
Gains (losses) on sale of other assets, net                                               224             423             227
Other                                                                                     333             309             226
                                                                                -------------    -------------    -----------
    Total other income                                                                  5,657           5,666           5,155
                                                                                -------------    -------------    -----------

OTHER EXPENSE
Salaries and employee benefits                                                          7,607           6,649           6,145
Net occupancy expense                                                                     713             766             584
Furniture and equipment expense                                                           523             545             683
Printing, stationery, and supplies                                                        194             251             225
Data processing                                                                           280             254             198
Directors' fees                                                                           247             234             217
Professional fees                                                                         183             232             152
Other                                                                                   1,663           1,687           1,888
                                                                                -------------    -------------    -----------
    Total other expense                                                                11,410          10,618          10,092
                                                                                -------------    -------------    -----------

Income before income taxes                                                              8,563           7,556           6,478
Income taxes                                                                            2,431           2,039           1,666
                                                                                -------------    -------------    -----------

Net income                                                                      $       6,132    $      5,517     $     4,812
                                                                                =============    =============    ===========

Basic net income per share                                                      $        2.46    $       2.23     $     1.94

                               The accompanying notes are an integral part of these statements.

                                           SECURITY CAPITAL CORPORATION

                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                  (In thousands)

                                                                                                               Accumulated
                                                                                                                 Other
                                                      Comprehensive   Common             Retained   Treasury  Comprehensive
                                                         Income       Stock    Surplus   Earnings    Stock       Income      Total
                                                      ------------- --------- ---------  --------   --------  ------------- -------

Balance, January 1, 2002                                            $10,803   $  19,935  $  2,809   $  (99)    $   981      $34,429

    Comprehensive income:
        Net income for 2002                           $   4,812          -          -       4,812        -          -         4,812
        Net change in unrealized gain (loss) on
           securities available-for-sale, net of tax        646          -          -          -         -         646          646

        Comprehensive income                          $   5,458
                                                      =========
    Cash dividends paid                                                  -          -      (2,023)       -          -        (2,023)
    5% stock dividend                                                   535       2,382    (2,917)       -          -            -
    Purchase of fractional shares                                        -           (7)       -        (2)         -            (9)
    Purchase of treasury stock                                           -           (3)       -         -          -            (3)
    Reissuance of treasury stock                                         -            4        -         1          -             5
                                                                    --------- ---------  --------   --------  ------------- -------
Balance, December 31, 2002                                           11,338      22,311     2,681     (100)      1,627       37,857

    Comprehensive income:
        Net income for 2003                           $   5,517          -          -       5,517        -          -         5,517
        Net change in unrealized gain (loss) on
           securities available-for-sale, net of tax       (342)         -          -          -         -        (342)        (342)

        Comprehensive income                          $   5,175
                                                      =========
    Cash dividends paid                                                  -          -      (2,243)       -          -        (2,243)
    5% stock dividend                                                   562       2,502    (3,064)       -          -            -
    Purchase of fractional shares                                        -           (8)       -        (2)         -           (10)
    Reissuance of treasury stock                                         -           57        -        12          -            69
                                                                    --------- ---------  --------   --------  ------------- -------
Balance, December 31, 2003                                          $11,900   $  24,862   $ 2,891  $   (90)   $  1,285      $40,848

                                                   ( Continued )

The accompanying notes are an integral part of these statements.

                                           SECURITY CAPITAL CORPORATION

                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                  (In thousands)

                                                                                                                Accumulated
                                                                                                                   Other
                                                    Comprehensive  Common                Retained   Treasury  Comprehensive
                                                       Income       Stock     Surplus    Earnings     Stock       Income    Total
                                                    -------------  -------    --------   ---------  --------  ------------- -------

Balance, December 31, 2003 (brought forward)                       $11,900    $ 24,862    $  2,891   $  (90)   $  1,285     $40,848

    Comprehensive income:
        Net income for 2004                           $    6,132       -          -          6,132        -          -        6,132
        Net change in unrealized gain (loss) on
           securities available-for-sale, net of tax        (775)      -          -            -          -        (775)       (775)
                                                      -----------
        Comprehensive income                          $    5,357
                                                      ===========

    Cash dividends paid                                                -           -        (2,485)       -          -       (2,485)
    5% stock dividend                                                 593        2,839      (3,432)       -          -          -
    Purchase of fractional shares                                      -           (10)         -        (2)         -          (12)
    Purchase of treasury stock                                         -            (5)         -        (1)         -           (6)
     Reissuance of treasury stock                                      -           140          -        28          -          168
                                                                  -------     --------   ---------  --------  ------------- -------
Balance, December 31, 2004                                        $12,493     $ 27,826    $  3,106   $  (65)   $    510     $43,870
                                                                  =======     ========   =========  ========  ============= =======

                         The accompanying notes are an integral part of these statements.

                                                 SECURITY CAPITAL CORPORATION

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                       2004             2003           2002
                                                                                 ------------     ------------     ------------
                                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $      6,132      $    5,517       $    4,812
Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                                                         637             546              672
        Amortization of premiums and discounts on
           securities, net                                                                814           1,408              538
        Depreciation and amortization                                                     688             710              742
        Deferred income taxes                                                             242              37             (133)
        FHLB stock dividend                                                               (17)            (23)             (21)
        (Gain) loss on sale of securities, net                                             12              (1)              -
        (Gain) loss on sale of other assets, net                                         (224)           (423)            (227)
        Changes in:
           Interest receivable                                                           (724)            285              (29)
           Cash value of life insurance, net                                             (118)           (158)             (79)
           Other assets                                                                (2,271)           (761)            (316)
           Interest payable                                                                77            (196)            (261)
           Other liabilities                                                            1,158             (54)            (192)
                                                                                 ------------     ------------     ------------
Net cash provided by operating activities                                               6,406           6,887            5,506
                                                                                 ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                                             (58,568)        (50,482)         (27,616)
Proceeds of maturities and calls of securities
    available-for-sale                                                                 24,481          47,090           15,284
Proceeds from sales of securities available-for-sale                                   11,680            -                 -
Purchase of securities held to maturity                                                  -             (2,054)             -
Purchase of other securities                                                             (250)           (230)             -
Additions to premises and equipment                                                    (2,900)           (451)          (1,626)
Proceeds of sale of other assets                                                          550             898              337
Purchase of bank-owned life insurance                                                    -               -              (3,000)
Changes in:
    Loans                                                                             (30,318)        (16,918)         (17,611)
    Federal funds sold                                                                  6,380          (4,620)          (8,610)
    Certificates of deposits with other banks                                             (99)          1,359            1,075
                                                                                 ------------     ------------     ------------

Net cash used in investing activities                                                 (49,044)        (25,408)         (41,767)
                                                                                 ------------     ------------     ------------

                                                   ( Continued )

                         The accompanying notes are an integral part of these statements.

                                                 SECURITY CAPITAL CORPORATION

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Continued)                                                                         2004             2003             2002
                                                                                --------------   -------------   --------------
                                                                                                 (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock                                                  $      (2,485)   $     (2,243)    $    (2,023)
Purchase of treasury stock                                                                 (6)           -                 (3)
Reissuance of treasury stock                                                              168              68               5
Purchase of fractional shares                                                             (12)            (10)             (9)
Repayment of debt                                                                      (4,676)         (4,030)         (3,212)
Proceeds from issuance of debt                                                          5,640           3,268           6,000
Changes in deposits                                                                    45,015          22,845          30,405
                                                                                --------------   -------------   --------------
Net cash provided by financing activities                                              43,644          19,898          31,163
                                                                                --------------   -------------   --------------
Net increase (decrease) in cash and cash equivalents                                    1,006           1,377          (5,098)

Cash and cash equivalents at beginning of year                                         15,082          13,705          18,803
                                                                                --------------   -------------   --------------
Cash and cash equivalents at end of year                                        $      16,088    $     15,082     $    13,705
                                                                                ==============   =============   ==============

Supplemental Disclosures of Cash Flow Information

    Cash paid during the year for:
        Interest                                                                $       4,061    $      4,150     $     5,021
        Income taxes                                                                    2,232           2,002           1,655

    Noncash activities:
        Transfers of loans to other real estate and
           repossessed inventory                                                          368             228              42

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

2.   Nature of Operations

The Corporation is a financial holding company. Its primary asset is its investment in its subsidiary bank. The Bank operates under a state bank charter and provides full banking services, including trust services. The Bank is subject to regulation by the Mississippi Department of Banking and Consumer Finance, and the Federal Deposit Insurance Corporation (FDIC). The area served by the Bank is primarily the northern half of Mississippi, and services are provided in branch locations at Batesville, Marks, Sardis, Como, Crenshaw, Olive Branch, Hernando, Robinsonville, Tunica, and Pope. The operations of the Building Corporation and Insurance are not material in relation to the Corporation as a whole.

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

4.   Securities

Investments in securities are accounted for as follows:

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

Trading Account Securities

Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2004 and 2003.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

4.   Securities (Continued)

Other Securities

Other securities are carried at cost and consist of investments in Federal Home Loan Bank (FHLB), First National Banker’s Bankshares, and Federal Agricultural Mortgage Corporation. The transferability of these stock holdings is restricted.

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

11.   Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for each year. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if any dilutive potential common shares had been issued. For the three years ended December 31, 2004, there were no potential dilutive common shares. All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

11.   Net Income per Share (Continued)

Presented below is a summary of the components used to calculate basic net income per share for the years ended December 31, 2004, 2003, and 2002 (as restated for stock dividends):

                                                                                   2004            2003              2002
                                                                              ------------     -------------     -------------
                                                                                     (In thousands, except per share data)
        Basic Net Income Per Share
           Weighted average common shares outstanding                                2,484             2,479             2,479
                                                                              ============     =============     =============
           Net income                                                         $      6,132      $      5,517      $      4,821
                                                                              ============     =============     =============
           Basic net income per share                                         $       2.46      $       2.23      $       1.94
                                                                              ============     =============     =============
12.   Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and noninterest-bearing and readily available interest-bearing deposits due from other banks.

13.   Advertising

Advertising costs are expensed as incurred. Advertising expense for 2004 and 2003 was approximately $167,000 and $165,000, respectively.

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

18.   Reclassifications

Certain amounts reported in prior years have been reclassified to conform with the 2004 presentation. These reclassifications did not impact the Corporation’s consolidated financial condition or results of operations.

19.   Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) released EITF Issue No. 03-1, “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is other than temporarily impaired and applies to investments classified as either available for sale or held to maturity under SFAS 115 (including individual securities and investments in mutual funds), and investments accounted for under the cost method. In addition, EITF 03-1 contains disclosure requirements for impairments that have not been recognized as other than temporary. In October 2004, the FASB voted to delay the effective date of the recognition and measurement provisions related to determining other than temporary impairment on available-for-sale securities. The effective dates for the disclosure requirements vary depending on the type of investment being considered, however, all disclosures are now effective. Management is monitoring the ongoing discussions by the FASB related to the recognition and measurement provisions mentioned above in order to assess the potential impact of this guidance on the financial statements of the Corporation.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

19.   Accounting Pronouncements (Continued)

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued “Statement of Position 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), that addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the Company. SOP 03-3 limits the accretable yield to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (expected at acquisition to be collected) over the investor’s initial investment in the loan and it prohibits “carrying over” or creating a valuation allowance for the excess of contractual cash flows over cash flows expected to be collected in the initial accounting of a loan acquired in a transfer. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of SOP 03-3 is not expected to have a material impact on the Corporation’s financial condition or results of operations.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment”, which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which permitted the recognition of compensation expense using the intrinsic value method. Statement No. 123(R) will be effective July 1, 2005. Management anticipates no effect on the financial statements upon adoption of this statement.

NOTE B - RESERVE REQUIREMENTS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2004 and 2003, was $5,385,000 and $3,044,000, respectively.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 2004 and 2003, follows:

                                                                              Gross            Gross
                                                            Amortized       Unrealized       Unrealized        Estimated
                                                              Cost            Gains            Losses          Fair Value
                                                          -------------    -------------    --------------   --------------
       December 31, 2004:                                                          (In thousands)
          Securities available-for-sale:
              U. S. Government agencies                   $      23,557    $          23     $         264    $      23,316
              Mortgage-backed securities                         22,371              192               144           22,419
              State and local political
                 subdivisions                                    49,927            1,173               166           50,934
                                                          -------------    -------------    --------------   --------------
                                                          $      95,855    $       1,388     $         574    $      96,669
                                                          =============    =============    ==============   ==============
          Securities held-to-maturity:
              State and local political
                  subdivisions                            $       2,050    $          17     $          15    $       2,052
                                                          =============    =============    ==============   ==============

       December 31, 2003:
          Securities available-for-sale:
              U. S. Treasury                              $         700    $           2     $        -       $         702
              U. S. Government agencies                          28,342              218              -              28,560
              Mortgage-backed securities                          9,334              301                24            9,611
              State and local political
                 subdivisions                                    35,895            1,561                 9           37,447
                                                          -------------    -------------    --------------   --------------
                                                          $      74,271    $       2,082     $          33    $      76,320
                                                          =============    =============    ==============   ==============
          Securities held-to-maturity:
              State and local political
                  subdivisions                            $       2,053    $          14     $          14    $       2,053
                                                          =============    =============    ==============   ==============

                                                   ( Continued )

                                           SECURITY CAPITAL CORPORATION

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES  (Continued)

   The scheduled maturities of securities at December 31, 2004, are as follows:

                                                                 Available-For-Sale                 Held-to-Maturity
                                                          -------------------------------   ---------------------------------
                                                              Amortized      Estimated         Amortized         Estimated
                                                                 Cost        Fair Value           Cost           Fair Value
                                                          --------------   -------------    --------------   ----------------
                                                                                    (In thousands)

       Due in one year or less                            $      10,164    $      10,197     $          -      $          -
       Due after one year through five years                     19,641           19,850              410               395
       Due after five years through ten years                    16,956           17,182                -                 -
       Due after 10 years                                        26,723           27,021            1,640             1,657
       Mortgage-backed securities                                22,371           22,419                -                 -
                                                          --------------   -------------    --------------   ----------------
                                                          $      95,855    $      96,669     $      2,050      $      2,052

    Investment  securities  with a carrying value of $68,603,000  and  $70,578,000 at  December 31,  2004 and 2003,
    respectively,  were  pledged  to secure  public  and trust  deposits  and for other  purposes  as  required  or permitted by law.

    Gross gains of $151,201 in 2004,  $1,000 in 2003 and $ -0- in 2002,  and gross losses of $162,763 in 2004 and $
    -0- in both 2003 and 2002, were realized on securities available-for-sale.

   The details  concerning  securities  classified as available for sale with unrealized  losses as of December 31,
   2004 and 2003, were as follows:

                                          Losses < 12 Months         Losses 12 Months or >                  Total
                                     -----------------------------  ----------------------------  ----------------------------
                                                                          (In thousands)
                                                         Gross                        Gross                         Gross
                                         Fair         Unrealized       Fair        Unrealized         Fair       Unrealized
                                         Value          Losses         Value         Losses           Value        Losses
                                     -----------     -------------  -----------   --------------  ------------   -------------
   2004
   U. S. Government
         agencies                    $   15,332      $       264     $      -     $         -      $   15,332    $      264
     Mortgage-backed
       securities                        12,203              140        1,133               4          13,336           144
     State and local political
       subdivisions                      15,530              163          303               3          15,833           166
                                     -----------     -------------  -----------   --------------  ------------   -------------
                                     $   43,065      $       567     $  1,436     $         7      $   44,501    $      574
                                     ===========     =============  ===========   ==============  ============   =============

                                                    ( Continued )

                                             SECURITY CAPITAL CORPORATION

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES  (Continued)

                                          Losses < 12 Months         Losses 12 Months or >                  Total
                                       --------------------------  ----------------------------   ----------------------------
                                                                          (In thousands)
                                                         Gross                        Gross                         Gross
                                         Fair         Unrealized       Fair        Unrealized         Fair       Unrealized
                                         Value          Losses         Value         Losses           Value        Losses
                                       ----------    ------------   ----------   --------------    ------------  -------------
   2003
     Mortgage-backed
         securities                    $    9,779     $      24     $     -        $      -         $   9,779     $     24
      State and local political
         Subdivisions                       2,398             9           -               -             2,398            9

                                       $   12,177     $      33     $     -        $      -         $  12,177     $     33

   The details  concerning  securities  classified as held to maturity with  unrealized  losses as of  December 31,
   2004 and 2003, were as follows:

                                          Losses < 12 Months         Losses 12 Months or >                  Total
                                       --------------------------  ----------------------------   ----------------------------
                                                                          (In thousands)
                                                         Gross                        Gross                         Gross
                                         Fair         Unrealized       Fair        Unrealized         Fair       Unrealized
                                         Value          Losses         Value         Losses           Value        Losses
                                       ----------    ------------   ----------   --------------    ------------  -------------
      2004
     State and local political
       subdivisions                    $      201    $         6    $     194     $          9     $       395    $       15

      2003
      State and local political
         subdivisions                  $      399    $        14    $       -     $          -     $       399    $       14

   As of  December  31,  2004,  approximately  26% of the  number  of  securities  in the  portfolio  reflected  an unrealized  loss.  Management  is of the  opinion  the  Corporation  has the  ability  and  intent to hold these securities  until such time as the value  recovers  or the  securities  mature.  Management  also  believes  the deterioration  in value is  attributable  to changes in market  interest  rates and not to the credit quality of the issuer.

                                             SECURITY CAPITAL CORPORATION

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - LOANS

   Major classifications of loans were as follows:
                                                                                                        December 31,
                                                                                                -----------------------------
                                                                                                    2004             2003
                                                                                                -------------   -------------
                                                                                                       (In thousands)

      Commercial, financial and agricultural                                                    $     28,077    $      32,878
      Real estate - construction and development                                                      49,189           37,116
      Real estate - mortgage                                                                         124,911          103,348
      Installment loans to individuals                                                                29,898           28,529
      Other                                                                                            2,328            2,553
                                                                                                -------------   -------------
                                                                                                     234,403          204,424
      Less allowance for loan losses                                                                  (3,598)          (3,665)
                                                                                                -------------   -------------
                                                                                                $    230,805    $     200,759
                                                                                                =============   =============

    Included in the above are customer demand deposits in overdraft  status of  approximately  $582,000 at December
    31, 2004, and $323,000 at December 31, 2003.

    Transactions in the allowance for loan losses were as follows:

                                                                                              Years Ended December 31,
                                                                                      ------------------------------------------
                                                                                          2004          2003         2002
                                                                                      ------------  ------------   -------------
                                                                                                    (In thousands)

       Balance at beginning of year                                                   $    3,665    $    3,455      $   3,039
       Charge-offs during year                                                            (1,128)         (710)          (738)
       Recoveries on loans previously
          charged off                                                                        424           374            482
       Provision charged to operating expense                                                637           546            672
                                                                                      ------------  ------------   -------------
       Balance at end of year                                                         $    3,598    $    3,665      $   3,455
                                                                                      ============  ============   =============

    At  December  31,  2004  and  2003,  the  recorded  investment  in  loans  considered  to be  impaired  totaled approximately  $641,000  and  $383,000,  respectively.  The  allowance  for loan losses  related to these loans approximated  $166,000  and  $57,000  at  December  31,  2004 and  2003,  respectively.  The  average  recorded investment in impaired  loans during the years ended  December 31,  2004 and 2003, was  approximately  $687,000 and  $451,000,  respectively.  For the years ended  December 31,  2004,  2003,  and 2002,  the amount of income recognized on impaired  loans was  immaterial.  At  December 31,  2004 and 2003,  nonaccrual  loans amounted to approximately  $172,000 and $78,000,  respectively,  and loans past due ninety days or more and still  accruing interest amounted to approximately $724,000 and $630,000, respectively.

                                             SECURITY CAPITAL CORPORATION

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - PREMISES AND EQUIPMENT

    Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

                                                                                                        December 31,
                                                                        Estimated Useful       --------------------------------
                                                                          Life in Years             2004            2003
                                                                        ----------------       --------------   ---------------
                                                                                                      (In thousands)

       Land                                                                   -                $    3,471        $   2,477
       Buildings and improvements                                          10 - 40                  11,981          10,741
       Furniture and equipment                                              3 - 10                   5,033           4,926
                                                                                               --------------   ---------------
                                                                                                    20,485          18,144
       Less accumulated depreciation and amortization                                               (5,526)         (5,340)
                                                                                               --------------   ---------------
                                                                                               $    14,959       $  12,804
                                                                                               ==============   ===============

    The amount  charged to  operating  expense for  depreciation  was $623,000  for 2004,  $626,000  for 2003,  and
    $679,000 for 2002.

NOTE F - TIME DEPOSITS

    The aggregate  amount of time deposits in  denominations  of $100,000 or more for 2004 and 2003 was $48,684,000 and $44,703,000, respectively.

    Projected  maturities  of time  deposits  included in  interest-bearing  deposits at December 31, 2004,  are as follows (in thousands):

                                       Year                                        Amount
                                       ----                                      ----------

                                       2005                                      $  82,863
                                       2006                                         19,688
                                       2007                                          6,737
                                       2008                                          1,099
                                       2009                                          1,694
                                    Thereafter                                       3,983
                                                                                 -----------
                                                                                 $ 116,064
                                                                                 ===========

                                             SECURITY CAPITAL CORPORATION

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - BORROWED FUNDS

    Borrowed funds consisted of the following:
                                                                                                          December 31,
                                                                                                   -----------------------------
                                                                                                       2004          2003
                                                                                                   -------------   -------------
                                                                                                         (In thousands)

       FHLB advances                                                                                $   8,634        $  8,237
       Treasury tax and loan note                                                                       1,497             930
                                                                                                   -------------   -------------
                                                                                                    $  10,131        $  9,167
                                                                                                   =============   =============

    The Bank has  outstanding  advances  from the FHLB  under a  blanket  agreement  for  advances  and a  security agreement  (Agreements).  The  Agreements  entitle  the Bank to borrow  funds from FHLB to fund  mortgage  loan programs and to satisfy  certain other funding  needs.  Advances from the FHLB have maturity dates ranging from
    March,  2007,  through  November,  2024.  Interest is payable  monthly at rates  ranging from 2.335% to 6.575%.
    The advances are  collateralized  by FHLB capital  stock,  amounts on deposit with the FHLB, and a blanket lien on first mortgage,  small business,  and agricultural  loans equal to the advances  outstanding.  FHLB advances available and unused at December 31, 2004, totaled $66.2 million.

    The  treasury  tax and loan  note  generally  matures  within  one to sixty  days  from the  transaction  date.
    Interest is paid at an adjustable rate as set by the U. S. Government.

    Annual principal repayment requirements on FHLB borrowings at December 31, 2004, are as follows:

                                             Year                               Amount
                                             ----                           -------------
                                                                            (In thousands)

                                             2005                           $        371
                                             2006                                    390
                                             2007                                  1,410
                                             2008                                  1,431
                                             2009                                  1,452
                                          Thereafter                               3,580

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - EMPLOYEE RETIREMENT PLANS

The Bank has a defined contribution plan which incorporates the provisions of a deferred compensation plan 401(k) covering all employees who perform 1,000 hours of service annually, have one year of service and are age twenty-one or older. The Bank’s contribution is 2% of salaries, and employees may contribute up to 15% of their salary which is matched by the Bank up to an additional 3%. Additional Bank contributions are subject to Board discretion. The Bank’s contribution was approximately $223,000 for 2004, $213,000 for 2003, and $196,000 for 2002.

The Bank also has an employee stock ownership plan (ESOP) covering the same group of employees as the 401(k) plan, which is funded at the discretion of the Board. The ESOP invests primarily in the stock of Corporation. Dividends on ESOP shares are recorded as a reduction of retained earnings and the shares are considered outstanding for earnings per share computation. Bank contributions were approximately $232,000 for 2004, $196,000 for 2003, and $178,000 for 2002. The ESOP held 186,376 and 183,104 shares of Corporation common stock, 184,129 and 182,671 of which were allocated shares, at December 31, 2004 and 2003, respectively.

NOTE I - COMPREHENSIVE INCOME

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting amounts that are displayed as part of other comprehensive income. The disclosures of the reclassification amounts are as follows:

                                                                                             Years Ended December 31,
                                                                                    ------------------------------------------
                                                                                        2004           2003          2002
                                                                                    -------------  -------------  ------------
                                                                                                  (In thousands)
          Net change in unrealized (losses) gains on
              available-for-sale securities                                          $   (1,235)   $     (546)    $   1,029
          Reclassification adjustment for net losses
              (gains) realized in income                                                     12            (1)            -
                                                                                    -------------  -------------  ------------
          Net unrealized (gains) losses                                                  (1,223)         (547)        1,029
          Tax effect                                                                        448           205          (383)
                                                                                    -------------  -------------  ------------
          Net change in unrealized gains (losses) on
              securities available-for-sale, net of tax                              $     (775)   $     (342)    $     646
                                                                                    =============  =============  ============

                                           SECURITY CAPITAL CORPORATION

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - INCOME TAXES

    The provision for income taxes including the tax effects of securities transactions is as follows:

                                                                                              Years Ended December 31,
                                                                                     -------------------------------------------
                                                                                          2004          2003         2002
                                                                                     -------------  ------------  --------------
                                                                                                   (In thousands)

       Current:
          Federal                                                                     $    1,901    $    1,746     $    1,538
          State                                                                              288           256            261
       Deferred                                                                              242            37           (133)
                                                                                     -------------  ------------  --------------
                                                                                      $    2,431    $    2,039     $    1,666
                                                                                     =============  ============  ==============

    The difference between the total expected tax expense at the federal tax rate and the reported income tax expense is as follows:

                                                                                              Years Ended December 31,
                                                                                     -------------------------------------------
                                                                                          2004          2003         2002
                                                                                     -------------  ------------  --------------
                                                                                                   (In thousands)

       Tax on income before income taxes                                             $     2,911    $    2,569       $  2,203
       Increase (decrease) resulting from:
          Tax-exempt income                                                                 (639)         (623)          (708)
          Disallowed interest expense                                                         33            29             46
          State income taxes, net of federal benefit                                         190           169            172
          Other, net                                                                         (64)         (105)           (47)
                                                                                     -------------  ------------  --------------
                                                                                     $     2,431    $    2,039      $   1,666
                                                                                     =============  ============  ==============

                                                     ( Continued )

                                             SECURITY CAPITAL CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    NOTE J - INCOME TAXES  (Continued)

    The components of the net deferred tax included in the consolidated balance sheets are as follows:

                                                                                                            December 31,
                                                                                                   ----------------------------
                                                                                                        2004          2003
                                                                                                   ------------     -----------
                                                                                                         (In thousands)
       Deferred tax assets:
          Allowance for loan losses                                                                 $    1,152       $  1,152
             Other                                                                                          10              -
                                                                                                   ------------     -----------
                                                                                                         1,162          1,152
                                                                                                   ------------     -----------
       Deferred tax liabilities:
          Premises and equipment                                                                          (174)          (179)
          Unrealized gain on securities
              available-for-sale                                                                          (304)          (764)
          Other                                                                                           (479)          (224)
                                                                                                   ------------     -----------
                                                                                                          (957)        (1,167)
                                                                                                   ------------     -----------
       Net deferred tax asset (liability)                                                           $      205      $     (15)
                                                                                                   ============     ===========

NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES

    The  consolidated  financial  statements do not reflect various  commitments and contingent  liabilities  which arise in the normal  course of the Bank's  business and which  involve  elements of credit risk,  interest rate risk and liquidity  risk.  These  commitments  and  contingent  liabilities  are  commitments to extend credit, commercial  letters of credit,  credit card agreements,  and standby letters of credit. A summary of the Bank's approximate  commitments and contingent  liabilities  arising from the normal course of business at December 31 is as follows:
                                                                                                     Contractual Amount
                                                                                                ------------------------------
                                                                                                     2004            2003
                                                                                                --------------   -------------
                                                                                                         (In thousands)

        Commitments to extend credit                                                            $     41,901     $    29,651
        Credit card arrangements                                                                       2,227           2,244
        Letters of credit                                                                             15,655          11,286

    Commitments to extend credit,  credit card  agreements,  commercial  letters of credit,  and standby letters of credit include some exposure to credit loss in the event of nonperformance  of the customer.  The Bank's credit policies and procedures for such  commitments  and financial  guarantees are the same as those used for lending activities.  Because these instruments have fixed maturity dates, and because

                                                   ( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

many of them expire without being drawn upon, they do not generally present any significant liquidity risk. No significant losses on commitments were incurred during the three years ended December 31, 2004, nor are any significant losses as a result of these transactions anticipated.

The Bank leases property for branch offices under a noncancellable lease agreement that expires in 2007. The lease is for a five-year period with an option to renew. The total minimum rental commitment at December 31, 2004, under the leases is approximately $28,800 which is due as follows:

                                                Year                      Amount
                                                ----                  -------------

                                                2005                  $      9,600
                                                2006                         9,600
                                                2007                         9,600
                                                2008                             -
                                                2009                             -
                                                                      -------------
                                                                      $     28,800
                                                                      =============

The total rental expense was $9,600, $9,600, and $16,257 for 2004, 2003, and 2002, respectively.

The Bank has a contract with HBE Financial Facilities for the construction of a new facility in Southaven, Mississippi, at an amount of $1,807,500 with a remaining commitment at December 31, 2004, of $567,106. The anticipated completion of the construction and the commitment is early in 2005.

The Bank is a defendant in various pending and threatened legal actions arising in the normal course of business. In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of these matters will not have a material effect on the consolidated financial statements.

NOTE L - RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices and are within applicable regulatory and lending limitations. Such loans amounted to approximately $1,795,000 and $1,445,000 at December 31, 2004 and 2003, respectively.

The Corporation, through its Building Corporation subsidiary, purchased commercial property for approximately $1.3 million in January 2005 from an entity having shared directors. The property adjoins the lot of the main office of the Bank and is projected to provide office and parking space. The acquired property consists of three acres of land and forty-four thousand square feet of building space.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted average total assets (leverage). Management’s contention is that, as of December 31, 2004, the Corporation and its subsidiary bank exceed all capital adequacy requirements.

At December 31, 2004, the Bank was categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action. A financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a Tier 1 leverage capital ratio of 5% or more. There are no conditions or anticipated events that, in the opinion of management, would change the categorization.

The actual capital amounts and ratios at December 31, 2004 and 2003, are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

                                                                                 Security Capital
                                                                                    Corporation
                                                                                  (Consolidated)                  Bank
                                                                            ------------------------    -----------------------
                                                                                Amount       Ratio        Amount        Ratio
                                                                            ------------  ----------    ------------  ---------
                                                                                              ($ In Thousands)
      December 31, 2004:
        Total risk-based                                                     $    42,859      15.8%     $    40,884      15.2%
        Tier 1 risk-based                                                         39,486      14.6%          37,511      13.9%
        Tier 1 leverage                                                           39,486      10.4%          37,511       9.9%

      December 31, 2003:
        Total risk-based                                                     $    38,630      16.5%     $    36,638      15.6%
        Tier 1 risk-based                                                         35,690      15.2%          33,700      14.4%
        Tier 1 leverage                                                           35,690      10.8%          33,700      10.2%

                                                   ( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - REGULATORY MATTERS (Continued)

The minimum amounts of capital and ratios as established by banking regulators at December 31, 2004 and 2003, were as follows:

                                                                                 Security Capital
                                                                                    Corporation
                                                                                  (Consolidated)                  Bank
                                                                             ------------------------   ------------------------
                                                                                Amount       Ratio        Amount        Ratio
                                                                             ------------  ----------   ------------  ----------
                                                                                              ($ In Thousands)
      December 31, 2004:
        Total risk-based                                                     $    21,704       8.0%     $    21,571       8.0%
        Tier 1 risk-based                                                         10,851       4.0%          10,785       4.0%
        Tier 1 leverage                                                           11,368       3.0%          11,325       3.0%

      December 31, 2003:
        Total risk-based                                                     $    18,756       8.0%     $    18,743       8.0%
        Tier 1 risk-based                                                          9,378       4.0%           9,372       4.0%
Tier 1 leverage                                                                    9,923       3.0%           9,919       3.0%
NOTE N - DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Securities – For securities held as investments, fair value equals market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value of other securities, which consist of FHLB, First National Banker’s Bankshares, and Federal Agricultural Mortgage Corporation, is estimated to be the carrying value which is par.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

The estimated fair values of the financial instruments, none of which are held for trading purposes, were as follows:

                                                               December 31, 2004                      December 31, 2003
                                                      ----------------------------------      --------------------------------
                                                          Carrying           Estimated           Carrying          Estimated
                                                           Amount           Fair Value         Amount             Fair Value
                                                      ----------------   ---------------      ---------------   --------------
                                                                (In thousands)                         (In thousands)
       Financial assets:
          Cash and cash equivalents                    $       16,088     $      16,088        $     15,082     $      15,082
          Federal funds sold                                   14,000            14,000              20,380            20,380
          Certificates of deposit with
              other banks                                         591               591                 492               492
          Securities available-for-sale                        96,669            96,669              76,320            76,320
          Securities held-to-maturity                           2,050             2,052               2,053             2,053
          Securities, other                                     1,259             1,259                 991
                991
            Loans                                             230,805           215,967             200,759           204,280
       Financial liabilities:
          Noninterest-bearing deposits                         53,502            53,502              39,820            39,820
          Interest-bearing deposits                           279,956           278,908             248,622           248,362
          FHLB and other borrowings                            10,131            10,086               9,167             9,825

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - CONCENTRATIONS OF CREDIT

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

NOTE P - CONDENSED PARENT COMPANY STATEMENTS

Balance sheets as of December 31, 2004 and 2003, and statements of income and cash flows for the years ended December 31, 2004, 2003, and 2002, of Security Capital Corporation (parent company only) are presented below:

BALANCE SHEETS
                                                                                                         December 31,
                                                                                                ------------------------------
                                                                                                      2004           2003
                                                                                                --------------   -------------
                                                                                                        (In thousands)
     Assets
     Cash and cash equivalents                                                                   $        116    $      1,394
     Investment in subsidiaries                                                                        42,489          39,406
     Land                                                                                                 994               -
     Other assets                                                                                         317             105
                                                                                                --------------   -------------
                                                                                                 $     43,916    $     40,905
     Liabilities and Shareholders' Equity
     Other liabilities                                                                           $         46    $         57
     Shareholders' equity                                                                              43,870          40,848
                                                                                                --------------   -------------
                                                                                                 $     43,916    $     40,905
                                                                                                ==============   =============
( Continued )

                                           SECURITY CAPITAL CORPORATION

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - CONDENSED PARENT COMPANY STATEMENTS  (Continued)

                                                     STATEMENTS OF INCOME

                                                                                            Years Ended December 31,
                                                                                 ----------------------------------------------
                                                                                      2004           2003            2002
                                                                                 -------------   -------------   --------------
                                                                                                (In thousands)
     Income
     Dividends from subsidiary                                                   $      2,420    $      2,530    $      2,145
     Gain on sale of other asset                                                            -             406               -
     Other                                                                                 10              10              12
                                                                                 -------------   -------------   --------------
                                                                                        2,430           2,946           2,157

     Expense                                                                              151             177             125
                                                                                 -------------   -------------   --------------
     Income before income taxes and equity in
        undistributed earnings of subsidiaries                                          2,279           2,769           2,032
     Income tax (expense) benefit                                                          50             (78)             45
                                                                                 -------------   -------------   --------------
     Income before equity in undistributed earnings
        of subsidiaries                                                                 2,329           2,691           2,077
     Equity in undistributed earnings of subsidiaries
        in excess of dividends                                                          3,803           2,826           2,735
                                                                                 -------------   -------------   --------------

     Net income                                                                  $      6,132    $      5,517    $      4,812
                                                                                 =============   =============   ==============

                                                   ( Continued )

                                                 SECURITY CAPITAL CORPORATION

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - CONDENSED PARENT COMPANY STATEMENTS  (Continued)

                                                   STATEMENTS OF CASH FLOWS

                                                                                            Years Ended December 31,
                                                                                 -----------------------------------------------
                                                                                      2004           2003            2002
                                                                                 -------------   --------------  ---------------
                                                                                                (In thousands)
     Cash Flows From Operating Activities
     Net income                                                                  $      6,132    $      5,517    $      4,812
     Equity in subsidiaries' earnings                                                  (3,803)         (2,826)         (2,735)
     Gain on sale of other asset                                                            -            (406)              -
     Other, net                                                                           (68)            234             (28)
                                                                                 -------------   --------------  ---------------
     Net cash provided by operating activities                                          2,261           2,519           2,049
                                                                                 -------------   --------------  ---------------
     Cash Flows From Investing Activities
     Purchases of assets                                                               (1,204)              -               -
     Proceeds from sale of other asset                                                      -             406               -
                                                                                 -------------   --------------  ---------------
     Net cash provided by (used in) investing activities                               (1,204)            406               -
                                                                                 -------------   --------------  ---------------
     Cash Flows From Financing Activities
     Dividends paid on common stock                                                    (2,485)         (2,243)         (2,023)
     Repayment of debt                                                                      -               -             114
     Other, net                                                                           150              58              (7)
                                                                                 -------------   --------------  ---------------
     Net cash used in financing activities                                             (2,335)         (2,185)         (1,916)
                                                                                 -------------   --------------  ---------------
     Net increase (decrease) in cash and cash equivalents                              (1,278)            740             133
     Cash and cash equivalents at beginning of year                                     1,394             654             521
                                                                                 -------------   --------------  ---------------
     Cash and cash equivalents at end of year                                    $        116    $      1,394    $        654
                                                                                 =============   ==============  ===============

                                                SECURITY CAPITAL CORPORATION

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS (UNAUDITED)

                                                                                     Three Months Ended
                                                               ---------------------------------------------------------------
                                                                   Mar. 31          June 30        Sept. 30         Dec. 31
                                                               --------------    -----------     ------------     ------------
                                                                            (In thousands, except per share data)
    2004
    Total interest income                                       $      4,392     $     4,610      $    4,969        $   5,121
    Total interest expense                                               949             956           1,061            1,173
                                                               --------------    -----------     ------------     ------------
        Net interest income                                            3,443           3,654           3,908            3,948
    Provision for loan losses                                            163             144             148              182
                                                               --------------    -----------     ------------     ------------
        Net interest income after provision for
           loan losses                                                 3,280           3,510           3,760            3,766
    Total noninterest income, excluding
        securities gains (losses)                                      1,313           1,720           1,409            1,350
    Securities gains (losses)                                              -              33             (45)               -
    Total noninterest expenses                                         2,716           2,988           2,852            2,977
    Income taxes                                                         485             644             532              770
                                                               --------------    -----------     ------------     ------------

    Net income                                                         1,392           1,631           1,740            1,369
                                                               ==============    ===========     ============     ============
    Per share:  (1)
        Net income                                              $        .59      $      .69     $       .73      $       .46
        Cash dividends declared                                            -               -               -             1.00

(1) Restated for stock dividends.

                                                   ( Continued )

                                                SECURITY CAPITAL CORPORATION

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS (UNAUDITED)  (Continued)

                                                                                     Three Months Ended
                                                               ----------------------------------------------------------------
                                                                   Mar. 31          June 30        Sept. 30         Dec. 31
                                                               --------------   ------------     -----------      -------------
                                                                            (In thousands, except per share data)
    2003
    Total interest income                                       $      4,171     $     4,350      $    4,331        $   4,157
    Total interest expense                                             1,067             998             958              932
                                                               --------------   ------------     -----------      -------------
        Net interest income                                            3,104           3,352           3,373            3,225
    Provision for loan losses                                            161             162             161               62
                                                               --------------   ------------     -----------      -------------
        Net interest income after provision for
           loan losses                                                 2,943           3,190           3,212            3,163
    Total noninterest income, excluding
        securities gains (losses)                                      1,309           1,402           1,257            1,697
    Securities gains (losses)                                              1               -               -                -
    Total noninterest expenses                                         2,523           2,725           2,687            2,683
    Income taxes                                                         360             380             522              777
                                                               --------------   ------------     -----------      -------------
    Net income                                                  $      1,370     $     1,487      $    1,260        $   1,400
                                                               ==============   ============     ===========      =============
    Per share:  (1)
        Net income                                              $        .55      $      .60     $       .51      $       .57
        Cash dividends declared                                            -               -           -                  .90

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