Form 10-Q
period 2005-03-31
SECURITY CAPITAL CORP/MS
filed 2005-05-13
CIK 725537

                                     U. S. SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D. C. 20549

                                                     FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:                                  MARCH 31, 2005
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
(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE
REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST
90 DAYS. [ X  ]  YES   [    ]   NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER AS DEFINED IN THE SECURITIES AND EXCHANGE
ACT OF 1934 RULE 12B-2:    [    ]  YES  [  X  ] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF MARCH 31, 2004.

                 TITLE                                                              OUTSTANDING
    COMMON STOCK, $5.00 PAR VALUE                                                    2,486,317

                                           SECURITY CAPITAL CORPORATION
                                  FIRST QUARTER 2005 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Statements of Condition
                  March 31, 2005 and December 31, 2004

                  Consolidated Statements of Income
                  Three months ended March 31, 2005 and 2004

                  Consolidated Statements of Comprehensive Income
                  Three months ended March 31, 2005 and 2004

                  Consolidated Statements of Cash Flows
                  Three months ended March 31, 2005 and 2004

                  Notes to Consolidated Financial Statements

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Item 4.           Controls and Procedures

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.           Defaults upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits

PART I - FINANCIAL INFORMATION

ITEM NO. 1.  FINANCIAL STATEMENTS

                                        SECURITY CAPITAL CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                                   (dollar amounts presented in thousands)

                                                                             Unaudited
                                                                              March 31,     Dec. 31,
                                                                                 2005         2004
                                                                                 ----         ----
                                                   ASSETS
        Cash and due from banks                                                  $20,958      $15,662
        Interest-bearing deposits with banks                                         592          426
                                                                          ----------------  ----------
           Total cash and cash equivalents                                        21,550       16,088
        Federal funds sold                                                        14,000       14,000
        Term deposits with other banks                                               591          591
        Securities available-for-sale                                             95,930       96,669
        Securities held-to-maturity, estimated fair value of                       2,049        2,050
           $2,050 in 2005 and $2,052 in 2004
        Securities, other                                                          1,267        1,259
                                                                          ----------------  ----------
           Total securities                                                       99,246       99,978
        Loans, less allowance for loan losses of
        $3,743 in 2005 and $3,598 in 2004                                        249,912      230,805
        Interest receivable                                                        3,029        3,138
        Premises and equipment                                                    15,526       14,959
        Intangible assets                                                          3,874        3,874
        Cash surrender value of life insurance                                     5,509        3,476
        Other assets                                                               7,294        3,365
                                                                          ----------------  ----------
        Total Assets                                                            $420,531     $390,274
                                                                          ================  ==========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
        Liabilities:
           Noninterest-bearing deposits                                          $57,751      $53,502
           Time deposits of $100,000 or more                                      45,860       48,684
           Other interest-bearing deposits                                       258,531      231,272
                                                                          ----------------  ----------
              Total deposits                                                     362,142      333,458
           Interest payable                                                          709          595
           Borrowed funds                                                          8,913       10,131
           Other liabilities                                                       3,714        2,220
                                                                          ----------------  ----------
        Total Liabilities                                                        375,478      346,404
        Shareholders' equity:
           Common stock - $5 par value, 5,000,000 shares
           authorized, 2,498,504 shares issued in 2005
           and 2004                                                               12,493       12,493
        Surplus                                                                   27,855       27,826
        Retained Earnings                                                          4,733        3,106
        Accumulated other comprehensive income                                        33          510
        Treasury stock, at par, 12,187 shares and 13,087
           shares in 2005 and 2004, respectively                                    (61)         (65)
                                                                          ----------------  ----------
        Total Shareholders' Equity                                                45,053       43,870
                                                                          ----------------  ----------
        Total Liabilities and Shareholders' Equity                              $420,531     $390,274
                                                                          ================  ==========

                                     SECURITY CAPITAL CORPORATION
                                  CONSOLIDATED STATEMENTS OF INCOME
                               (dollar amounts presented in thousands)
                                                                                  (Unaudited)
                                                                             For the three months
                                                                                ended March 31,
                                                                         ------------------------------
                                                                              2005           2004
                                                                         ---------------  -------------
INTEREST INCOME
Interest and fees on loans                                                       $4,252         $3,451
Interest and dividends on securities                                                962            868
Federal funds sold                                                                   49             25
Other                                                                                69             48
                                                                         ---------------  -------------

   Total interest income                                                          5,332          4,392

INTEREST EXPENSE
Interest on deposits                                                              1,192            864
Interest on borrowings                                                               95             83
Interest on federal funds purchased                                                   -              2
                                                                         ---------------  -------------

    Total interest expense                                                        1,287            949
                                                                         ---------------  -------------

Net Interest Income                                                               4,045          3,443

Provision for loan losses                                                           185            163
                                                                         ---------------  -------------

Net interest income after provision
  for loan losses                                                                 3,860          3,280

OTHER INCOME
Service charges on deposit accounts                                                 960            948
Trust Department income                                                             261            204
Securities net gain                                                                   7              -
Other income                                                                        271            161
                                                                         ---------------  -------------

   Total other income                                                             1,499          1,313
                                                                         ---------------  -------------

OTHER EXPENSES
Salaries and employee benefits                                                    2,037          1,833
Occupancy expense                                                                   380            286
Other operating expense                                                             658            597
                                                                         ---------------  -------------
   Total other expenses                                                           3,075          2,716

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                                               2,284          1,877

PROVISION FOR INCOME TAXES                                                          657            485
                                                                         ---------------  -------------

NET INCOME                                                                       $1,627         $1,392
                                                                         ===============  =============

BASIC NET INCOME PER SHARE                                                        $0.65          $0.56

                                              SECURITY CAPITAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        (dollar amounts presented in thousands)

                                                                            (Unaudited)
                                                                       For the three months
                                                                           ended March 31,
                                                                           2005        2004
                                                                    -------------- -----------

  Net income                                                              $ 1,627     $ 1,392

  Other comprehensive income, net of tax:
     Reclassification adjustment for gains
     included in net income                                                     5           -

     Unrealized holding gains/(losses)                                      (477)         126
                                                                    -------------- -----------

  Comprehensive income                                                    $ 1,155     $ 1,518
                                                                    ============== ===========

                                             SECURITY CAPITAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (dollar amounts presented in thousands)

                                                                                         (Unaudited)
                                                                                     Three months ended
                                                                                          March 31,
                                                                                     2005             2004
                                                                               ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                           $ 1,627        $ 1,392
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Provision for loan losses                                                             185            163
   Amortization of premiums and discounts on securities, net                             186            186
   Depreciation and amortization                                                         214            164
   FHLB stock dividend                                                                   (7)            (4)
   Loss (gain)on sale of securities                                                      (7)              -
   Loss (gain) on sale/disposal of other assets                                         (30)              -
Changes in:
   Interest receivable                                                                   109          (210)
   Other assets                                                                          658            236
   Interest payable                                                                    (114)            107
   Other liabilities                                                                   1,494          1,156
                                                                               ---------------  --------------

Net cash provided by operating activities                                              4,315          3,190
                                                                               ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in loans                                                        (19,185)        (5,406)
Purchase of securities available for sale                                           (15,390)       (32,134)
Proceeds of maturities and calls of securities available for sale                     15,184          7,979
Additions to premises and equipment                                                  (2,430)        (1,056)
Proceeds of sale of other assets                                                          30              -
Increase in life insurance                                                           (2,033)           (36)
Changes in:
   Federal funds sold                                                                      -         19,025
   Certificates of deposits and term deposits with other banks                             -       (20,000)
                                                                               ---------------  --------------

Net cash provided by (used in) investing activities                                 (23,824)       (31,628)
                                                                               ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
   Deposits                                                                           26,156         23,587
   Federal Funds purchased                                                                 -          3,000
Purchase of treasury stock                                                                 -              -
Reissuance of treasury stock                                                              33            102
Repayment of debt                                                                    (1,218)        (4,413)
Proceeds from issuance of debt                                                             -          3,000
                                                                               ---------------  --------------

Net cash provided by financing activities                                             24,971         25,276
                                                                               ---------------  --------------

Net increase (decrease) in cash and cash equivalents                                   5,462        (3,162)

Cash and cash equivalents at beginning of year                                        16,088         15,082
                                                                               ---------------  --------------

Cash and cash equivalents at end of period                                           $21,550        $11,920
                                                                               ===============  ==============

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, please refer to the Company’s Form 10-K filed March 31, 2005, which will include the consolidated financial statements and footnotes for the year ended December 31, 2004.

NOTE B - SUMMARY OF ORGANIZATION

Security Capital Corporation (the “Company) was incorporated September 16, 1982, under the laws of the State of Mississippi for the purpose of acquiring First Security Bank and serving as a one-bank holding company.

First Security Bank and Batesville Security Building Corporation are wholly owned subsidiaries of the Company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951 and engages in a wide range of commercial banking activities and emphasizes it local management, decision-making and ownership. The Bank offers a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Bank also offers a wide range of personal and corporate trust services and commercial, agricultural, mortgage and personal loans. It’s full-service banking locations expanded to eleven with the October 31, 2001 opening in Olive Branch, Mississippi, the July 1, 2002 opening in Hernando, Mississippi and the August 2003 opening in Pope, Mississippi. In 2004, land was purchased and construction was initiated for the projected 2005 opening of a branch in Southaven, Mississippi. With the first quarter of 2005, plans were unveiled to open and locate a branch on the corner of Goodman Road and Pleasant Hill Road in Desoto County and to improve the housing of the branch located in Robinsonville with a state of the art facility. Construction of both facilities is expected to be completed in 2006.

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

NOTE C - EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted average number of common shares outstanding during the reporting period. Diluted per share data includes any dilution from potential common stock outstanding, such as exercise of stock options. For the periods presented below, there were no potential dilutive common shares. All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends.

                                                 For the Three Months Ended
                                                       March 31, 2005
                           -----------------------------------------------------------------------

                                  Net Income                 Shares                Per Share
                                 (Numerator)              (Denominator)               Data
                           ----------------------  ------------------------  ---------------------

Basic per Share                   1,627,288                   2,485,880              $0.65

                                                 For the Three Months Ended
                                                       March 31, 2004
                           -----------------------------------------------------------------------

                                  Net Income                 Shares                Per Share
                                 (Numerator)              (Denominator)               Data
                           ----------------------  ------------------------  ---------------------

Basic per Share                   1,391,632                   2,482,661              $0.56

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

The subsidiary Bank represents the primary assets of the Company. On March 31, 2005, First Security Bank had approximately $419 million in assets compared to $368 million at March 31, 2004. Loans increased to $254.8 million at March 31, 2005 from $210.1 million at March 31, 2004. Deposits increased by $49 million from March 31, 2004 to March 31, 2005 for a total of $362.6 million. For the three months ended March 31, 2005 and March 31, 2004, the Bank reported income of approximately $1,677,000 and $1,432,000, respectively.

CHANGES IN FINANCIAL CONDITION

The cash and due from banks of $21.5 million at March 31, 2005 reflected an increase from the cash position of $16.1 million at December 31, 2004. This increase is attributed to growth and a daily fluctuation due to normal bank transactions. The cash management team readily invests available cash and assesses the investment tools for the most desirable yield as displayed in the reduction in the federal funds sold from the position at December 31, 2004 and an increase in securities available for sale.

The earning assets at December 31, 2004 were $352.9 million and at March 31, 2005 were $373.5 million. The investments in fixed assets continue to increase with the expansion of the banking services into the Southaven area and with the purchase of real estate adjacent to the main office location to provide offices for the trust services, mortgage lending and information technology departments. The premises and equipment, net of the accumulated depreciation, at December 31, 2004 was $15.0 million as compared to $15.5 million at March 31, 2005. Other assets increased to $7.3 million at March 31, 2005 from $3.4 million at December 31, 2004, with the major components of the increase attributed to an increase in the customer liability acceptances and the classification of the March 31, 2005 unposted deposit debits as other assets.

Deposit liabilities at March 31,2005 reflected an 8.6% growth or a $28.7 million increase for the first three months in 2005. The rise in deposits decreases the need for increments on long-term borrowings. Short-term borrowings are a tool in providing funding for deposit withdrawals and customer loan advances. At March 31, 2005, short-term funding was not needed as demonstrated by no liability existing for federal funds purchased.

The net unrealized gain on available-for-sale securities reflected in the shareholder’s equity section on December 31, 2003 was approximately $1.3 million and the first quarter in 2004 showed an increase of $126 thousand for an unrealized gain of $1.4 million. On December 31, 2004, the net unrealized gain on available-for-sale securities was $510 thousand and on March 31, 2005, the net unrealized gain on available-for-sale securities was $33 thousand, with both reporting periods reflecting the volatile nature of the market. The first quarter changes in the market affected the comprehensive income with an increase of $126 thousand for the three months ending March 31, 2004 and a decrease of $477 thousand for the three months ending March 31, 2005.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company. The most prevalent of the changes for the three months ending March 31, 2005 are: an increase of $19.2 million in loans; purchases of available-for-sale securities of $15.4 million with an approximate offset of maturities and sales of available-for-sale securities of $15.2 million; investment in premises and equipment of $2.4 million; an increase of $26.1 million in deposits; investment in bank owned life insurance of $2 million and a decrease in debt of $1.2 million.

NONPERFORMING ASSETS AND RISK ELEMENTS.

Diversification within the loan portfolio is an important means of reducing inherent lending risks. The loan portfolio is represented of the following mix: Commercial 7.31%; Agricultural 1.31%; Real Estate 78.77%; Consumer 11.95% and Other .66%. The major components of the real estate loans are 28.33% for construction and land development property, 27.86% for first liens on 1-4 family residential property and 35.71% for nonfarm and nonresidential property.

At March 31, 2005 the subsidiary bank had loans past due as follows:
                                                                                (in thousands)
         Past due 30 days through 89 days                                           $4,741
         Past due 90 days or more and still accruing                                $1,041

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $69 thousand at March 31, 2005. Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose. Other real estate at March 31, 2005 totaled $359 thousand. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary bank had no restructured loans at March 31, 2005.

For the three months ended March 31, 2005, the Company experienced $214 thousand in charge-offs of loans and $174 thousand in recoveries of loans for a net decrease effect to the Allowance for Loan Losses of $40 thousand. The net charge-offs represent .02 % of loans. Of the $214 thousand charge to the Allowance for Loan Losses, the breakdown is 30.37% for 1-4 family residential properties with junior liens, 9.35% for commercial and industrial loans, 58.88% for consumer loans and 1.40% for construction and land development loans. Consumer loan collections of $144 thousand represent the major component of the $174 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. As of March 31, 2005, Security Capital Corporation had a positive gap of 17.23% in a 12-month time frame. The regulatory liquidity ratio reflected 19.1%, within the policy requirement of a minimum liquidity ratio of 15%. A 1% increase in market rates will increase net interest income by approximately 1.1% while a decrease in market rates will reduce net interest income by 1.6%. The Company’s policy allows for no more than a 10% movement in NII (net interest income), in a 200 basis point ramp of market rates over a one-year period. Currently, a 200 basis point movement down would reduce NII by 2.6% while an upward movement of the same amount would increase NII by 1.7%. When funds exceed the needs for reserve requirements or short-term liquidity needs, the company will increase its security investments or sell federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs.

At March 31, 2005, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $20.5 million (to borrow federal funds) and the line of credit with the Federal Home Loan Bank that exceeds $92.4 million. At March 31, 2005, the Company had available (unused) line of credit of approximately $92.5 million.

CAPITAL RESOURCES

Total consolidated equity capital at March 31, 2005 was $45.1 million or approximately 10.71% of total assets. The main source of capital for the Corporation has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital. Currently, the Company and the Bank have adequate capital positions as of March 31, 2005 as reflected below:

                                          Corporation         Bank
Risk-Based Capital Ratio                    Ratio             Ratio           Requirements
------------------------                    -----             -----           ------------
Total Capital                               15.44%            14.84%              8%
Tier 1 Capital                              14.20%            13.59%              4%
Leverage Capital                            10.42%             9.96%              3%
RESULTS OF OPERATIONS

The Company had a consolidated net income for $1.63 million for the three months ending March 31, 2005, compared with consolidated net income of $1.39 million for the three months ending March 31, 2004.

Total interest income increased to $5.3 million for the three months ending March 31, 2005 from $4.4 million for the three months ending March 31, 2004, or an increase of 21.4%. Earning assets through March 31, 2005 increased $40.3 million and interest-bearing liabilities increased $9.0 million compared to March 31, 2004, reflect-ing an increase of 25.76% and 11.21%, respectively.

Noninterest income for the three months ending March 31, 2005 was $1.5 million compared to $1.3 million for the same period in 2004, reflecting an increase of $186 thousand or 14.17%. Included in noninterest income are service charges on deposit accounts, which for each of the three months ended March 31, 2005 and March 31, 2004, totaled $960 thousand and $948, respectively

The provision for loan losses was $185 thousand in the first three months of 2005 compared with $163 thousand for the same period in 2004 showing an increase of $22 thousand. The Allowance for Loan Losses of $3.7 million on March 31, 2005 (approximately 1.48% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The Allowance for Loan Losses as of March 31, 2004 was 1.83% of loans. An evaluation of historical loss rates for bankruptcy and agriculture loans resulted in a reduction of the applied allocation rate beginning in the second quarter of 2004. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the Allowance for Loan Losses or that additional increases will not be required. Management evaluates the adequacy of the Allowance for Loan Losses quarterly and makes provisions for loan losses based on this evaluation.

Other income for the three months ending March 31, 2005 reflected $271 thousand, an increase of 68.3% from the three month period ending March 31, 2004. The increase is mainly attributable to a membership fee of $41.2 thousand received on the merger of the ATM network provider with another company and a gain of $30.3 thousand on the sale of an unused strip of property adjacent to a branch location. .

Other expense increased by $359 thousand or 13.22% for the three months ended March 31, 2005, when compared with the same period in 2004. Salaries and employee benefits of $2.04 million for the three months ended March 31, 2005 represent the largest component of other expenses and steadily increases with the development of the market area and the training of future bank management, in both areas of commercial banking and trust.

Income tax expense of $657 thousand for the three months ended March 31, 2005 is indicative of the applicable tax liability for the increase in the income for 2005 along with the adjustments for tax-exempt income and tax deferred income.

The net interest margin forecasted in the Company’s asset liability management analysis for the coming twelve months period is 4.89% based on no change in rates. This forecast is up from the 4.54% as forecasted for the quarter ended December 31, 2004. The increase in the forecast is due to the Company being asset sensitive. With the substantial change in the markets since December 31, 2004, the Company’s ability to reprice the asset side of the balance sheet higher and combined with the lagging impact upward rates typically have on the funding side of the balance sheet attribute to the increase in the forecasted net interest margin. The projected return on assets for the twelve month period ending December 31, 2005 is 1.88%.

For the three months ended March 31, 2005, the return on assets is reflected at 1.55% as compared to the three months ended March 31, 2004 of 1.43%.

ITEM NO. 3      QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2004 in the Company’s Form 10-K and Annual Report.

ITEM NO. 4      CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, an evaluation under the direction and with the participation of our principal executive officer and principal financial officer was performed to determine the effectiveness of the design and operation of the disclosure controls and procedures. The principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. During the fiscal quarter ended March 31, 2005, there was no change in the Corporation’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II  --  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             Out of the normal  course of business,  First  Security  Bank may be  defendant in a lawsuit.  In regard to any legal proceedings,  which occurred during the reporting period,  management expects no material impact on the Company's consolidated financial position or results of operation.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

             (b)      The  Company  did not file any  reports on Form 8-K during the  quarter  ended March 31,
                      2005.

                                                    SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SECURITY CAPITAL CORPORATION

BY       /s/ Frank West                              BY       /s/ Connie Woods Hawkins
   -----------------------------------                  ---------------------------------------
    Frank West                                          Connie Woods Hawkins
    President and Chief Executive Officer               Executive Vice-President, Cashier
                                                           and Chief Financial Officer

DATE:    May 13, 2005                                DATE:  May 13, 2005