Form 10-Q
period 2005-06-30
SECURITY CAPITAL CORP/MS
filed 2005-08-15
CIK 725537

                                     U. S. SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D. C. 20549

                                                     FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:                                  JUNE 30, 2005
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
(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE
REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST
90 DAYS. [ X  ]  YES   [    ]   NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER AS DEFINED IN THE SECURITIES AND EXCHANGE
ACT OF 1934 RULE 12B-2:    [    ]  YES  [  X  ] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF JUNE 30, 2005.

                 TITLE                                                              OUTSTANDING
    COMMON STOCK, $5.00 PAR VALUE                                                    2,486,917

                                           SECURITY CAPITAL CORPORATION
                                 SECOND QUARTER 2005 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Statements of Condition
                  June 30, 2005 and December 31, 2004

                  Consolidated Statements of Income
                  Three months and six months ended June 30, 2005 and 2004

                  Consolidated Statements of Comprehensive Income
                  Three months and six months ended June 30, 2005 and 2004

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 2005 and 2004

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

Item 1.           Legal Proceedings

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.           Defaults upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits

PART I - FINANCIAL INFORMATION

ITEM NO. 1.  FINANCIAL STATEMENTS

                                             SECURITY CAPITAL CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                        (dollar amounts presented in thousands)
                                                                                 Unaudited
                                                                                  June 30,         Dec. 31,
                                                                                    2005             2004
                                                                                    ----             ----
                                                        ASSETS
          Cash and due from banks                                                    $14,854          $15,662
          Interest-bearing deposits with banks                                           802              426
                                                                                -------------    -------------
             Total cash and cash equivalents                                          15,656           16,088
          Federal funds sold                                                               0           14,000
          Term deposits with other banks                                                 591              591
          Securities available-for-sale                                               91,710           96,669
          Securities held-to-maturity, estimated fair value of                         2,049            2,050
             $2,054 in 2005 and $2,052 in 2004
          Securities, other                                                            1,311            1,259
                                                                                -------------    -------------
             Total securities                                                         95,070           99,978
          Loans, less allowance for loan losses of
          $3,600 in 2005 and $3,598 in 2004                                          273,479          230,805
          Interest receivable                                                          3,385            3,138
          Premises and equipment                                                      18,495           14,959
          Intangible assets                                                            3,874            3,874
          Cash surrender value of life insurance                                       5,565            3,476
          Other assets                                                                 5,770            3,365
                                                                                -------------    -------------
          Total Assets                                                              $421,885         $390,274
                                                                                =============    =============
                                         LIABILITIES AND SHAREHOLDERS' EQUITY
          Liabilities:
             Noninterest-bearing deposits                                            $55,699          $53,502
             Time deposits of $100,000 or more                                        45,326           48,684
             Other interest-bearing deposits                                         245,770          231,272
                                                                                -------------    -------------
                Total deposits                                                       346,795          333,458
             Interest payable                                                            679              595

             Federal Funds Purchased                                                  10,000                -
             Borrowed funds                                                           12,469           10,131
             Other liabilities                                                         4,724            2,220
                                                                                -------------    -------------
          Total Liabilities                                                          374,667          346,404
          Shareholders' equity:
             Common stock - $5 par value, 5,000,000 shares
             authorized, 2,498,504 shares issued in 2005
             and 2004                                                                 12,493           12,493
          Surplus                                                                     27,877           27,826
          Retained Earnings                                                            6,552            3,106
          Accumulated other comprehensive income                                         354              510
          Treasury stock, at par, 11,587 shares and 13,087
             shares in 2005 and 2004, respectively                                      (58)             (65)
                                                                                -------------    -------------
          Total Shareholders' Equity                                                  47,218           43,870
                                                                                -------------    -------------

          Total Liabilities and Shareholders' Equity                                $421,885         $390,274
                                                                                =============    =============

                                               SECURITY CAPITAL CORPORATION
                                             CONSOLIDATED STATEMENTS OF INCOME
                                          (dollar amounts presented in thousands)

                                                             (Unaudited)                        (Unaudited)
                                                         For the three months                For the six months
                                                            ended June 30,                     ended June 30,
                                                    -------------------------------    -------------------------------
                                                        2005             2004              2005              2004
                                                    --------------   --------------    --------------    -------------
INTEREST INCOME
Interest and fees on loans                                $ 4,881          $ 3,601           $ 9,133          $ 7,052
Interest and dividends on securities                          950              962             1,912            1,830
Federal funds sold                                             48                5                97               30
Other                                                          27               42                96               90
                                                    --------------   --------------    --------------    -------------

   Total interest income                                    5,906            4,610            11,238            9,002

INTEREST EXPENSE
Interest on deposits                                        1,478              869             2,670            1,733
Interest on borrowings                                        107               85               202              168
Interest on federal funds purchased                            10                2                10                4
                                                    --------------   --------------    --------------    -------------

    Total interest expense                                  1,595              956             2,882            1,905
                                                    --------------   --------------    --------------    -------------

Net Interest Income                                         4,311            3,654             8,356            7,097

Provision for loan losses                                     185              144               370              307
                                                    --------------   --------------    --------------    -------------

Net interest income after provision
  for loan losses                                           4,126            3,510             7,986            6,790

OTHER INCOME
Service charges on deposit accounts                         1,056              960             2,016            1,908
Trust Department income                                       256              236               517              440
Securities net gain                                             -               33                 7               33
Other income                                                  243              524               514              685
                                                    --------------   --------------    --------------    -------------

   Total other income                                       1,555            1,753             3,054            3,066
                                                    --------------   --------------    --------------    -------------

OTHER EXPENSES
Salaries and employee benefits                              2,135            1,902             4,172            3,735
Occupancy expense                                             355              318               735              604
Other operating expense                                       779              768             1,437            1,365
                                                    --------------   --------------    --------------    -------------
                                                            3,269            2,988             6,344            5,704
  Total other expenses

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                         2,412            2,275             4,696            4,152

PROVISION FOR INCOME TAXES                                    593              644             1,250            1,129
                                                    --------------   --------------    --------------    -------------

NET INCOME                                             $    1,819       $    1,631        $    3,446       $    3,023
                                                    ==============   ==============    ==============    =============
BASIC NET INCOME PER SHARE                             $     0.73       $     0.66        $     1.39       $     1.22

                                                   SECURITY CAPITAL CORPORATION
                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                              (dollar amounts presented in thousands)

                                                                         (Unaudited)               (Unaudited)
                                                                    For the three months        For the six months
                                                                       ended June 30,             ended June 30,
                                                                   2005           2004          2005          2004
                                                                 ----------    -----------    ----------    ----------

              Net income                                            $1,819         $1,631        $3,446        $3,023

              Other comprehensive income, net of tax:
                 Reclassification adjustment for gains
                 included in net income                                  -           (21)           (5)          (21)

                 Unrealized holding gains/(losses)                     321        (1,334)         (151)       (1,208)
                                                                 ----------    -----------    ----------    ----------

              Comprehensive income                                  $2,140          $ 276        $3,290        $1,794
                                                                 ==========    ===========    ==========    ==========

                                             SECURITY CAPITAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (dollar amounts presented in thousands)
                                                                                                 (Unaudited)
                                                                                               Six months ended
                                                                                                   June 30,
                                                                                        -------------------------------
                                                                                            2005              2004
                                                                                        --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                                    $ 3,446          $ 3,023
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Provision for loan losses                                                                      370              307
   Amortization of premiums and discounts on securities, net                                      345              430
   Depreciation and amortization                                                                  399              333
   FHLB stock dividend                                                                            (16)              (7)
   Loss (gain)on sale of securities                                                                (7)             (33)
   Loss (gain) on sale/disposal of other assets                                                   (11)              95
Changes in:
   Interest receivable                                                                           (247)            (424)
   Other assets                                                                                (2,933)            (527)
   Interest payable                                                                               (84)              53
   Other liabilities                                                                            2,504              970
                                                                                        --------------    -------------

Net cash provided by operating activities                                                       3,766            4,220
                                                                                        --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans                                                                             (42,676)         (20,713)
Purchase of securities available for sale                                                     (19,098)         (44,546)
Proceeds of maturities and calls of securities available for sale                              23,464           18,254
Additions to premises and equipment                                                            (3,684)          (1,542)
Proceeds of sale of other assets                                                                  152                -
Increase in life insurance                                                                     (2,089)             (67)
Changes in:
   Federal funds sold                                                                          14,000           19,734
   Certificates of deposits and term deposits with other banks                                      -           (3,000)
                                                                                        --------------    -------------

Net cash used in investing activities                                                         (29,931)         (31,880)
                                                                                        --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
   Deposits                                                                                    13,337           32,904
   Federal Funds purchased                                                                     10,000            2,500
Purchase of treasury stock                                                                          -               (7)
Reissuance of treasury stock                                                                       58              126
Repayment of debt                                                                                (990)          (4,569)
Proceeds from issuance of debt                                                                  3,328            3,848
                                                                                        --------------    -------------

Net cash provided by financing activities                                                      25,733           34,802
                                                                                        --------------    -------------

Net increase (decrease) in cash and cash equivalents                                             (432)           7,142

Cash and cash equivalents at beginning of year                                                 16,088           15,082
                                                                                        --------------    -------------

Cash and cash equivalents at end of period                                                    $15,656          $22,224
                                                                                        ==============    =============

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, please refer to the Company’s Form 10-K filed March 31, 2005, which will include the consolidated financial statements and footnotes for the year ended December 31, 2004.

NOTE B - SUMMARY OF ORGANIZATION

Security Capital Corporation (the “Company”) was incorporated September 16, 1982, under the laws of the State of Mississippi for the purpose of acquiring First Security Bank and serving as a one-bank holding company.

First Security Bank and Batesville Security Building Corporation are wholly owned subsidiaries of the Company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951 and engages in a wide range of commercial banking activities and emphasizes it local management, decision-making and ownership. The Bank offers a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Bank also offers a wide range of personal and corporate trust services and commercial, agricultural, mortgage and personal loans. It’s full-service banking locations expanded to eleven with the October 31, 2001 opening in Olive Branch, Mississippi, the July 1, 2002 opening in Hernando, Mississippi and the August 2003 opening in Pope, Mississippi. In April of 2005, a twelfth full service branch opened in Southaven, Mississippi. Plans were unveiled during the first six months of 2005 to open and locate a branch on the corner of Goodman Road and Pleasant Hill Road in Desoto County and to improve the housing of the branch located in Robinsonville with a state of the art facility. Construction of both facilities is expected to be completed in 2006.

Batesville Security Building Corporation, the non-bank subsidiary, was chartered under the laws of the State of Mississippi on June 23, 1971, generally, to deal and manage real estate and personal property.

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

                                                         For the Three Months Ended
                                                               June 30, 2005
                                  -------------------------------------------------------------------------
                                         Net Income                    Shares                Per Share
                                         (Numerator)               (Denominator)                Data
                                  -------------------------    -----------------------    -----------------

       Basic per Share                    $1,818,406                  2,486,649               $ 0.73

                                                          For the Six Months Ended
                                                               June 30, 2005
                                  -------------------------------------------------------------------------
                                         Net Income                    Shares                Per Share
                                         (Numerator)               (Denominator)                Data
                                  -------------------------    -----------------------    -----------------

       Basic per Share                    $3,445,694                  2,486,266               $ 1.39

                                                         For the Three Months Ended
                                                               June 30, 2004
                                                      (as restated for stock dividend)
                                  -------------------------------------------------------------------------
                                         Net Income                    Shares                Per Share
                                         (Numerator)               (Denominator)                Data
                                  -------------------------    -----------------------    -----------------

       Basic per Share                    $1,631,736                  2,484,358               $ 0.66

                                                          For the Six Months Ended
                                                               June 30, 2004
                                                      (as restated for stock dividend)
                                  -------------------------------------------------------------------------
                                         Net Income                    Shares                Per Share
                                         (Numerator)               (Denominator)                Data
                                  -------------------------    -----------------------    -----------------

       Basic per Share                    $3,023,368                  2,483,510               $ 1.22

ITEM NO. 2        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements” relating to, without limitation, future economic performance, plan and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filing of the Form 10Q with the Securities and Exchange Commission.

The subsidiary Bank represents the primary assets of the Company. On June 30, 2005, First Security Bank had approximately $420.0 million in assets compared to $377.1 million at June 30, 2004. Loans increased to $277.1 million at June 30, 2005 from $225.2 million at June 30, 2004. Deposits increased by $24 million from June 30, 2004 to June 30, 2005 for a total of $346.9 million. For the six months ended June 30, 2005 and June 30, 2004, the Bank reported income of approximately $3,538,000 and $3,084,000, respectively.

CHANGES IN FINANCIAL CONDITION

The cash and due from banks of $15.7 million at June 30, 2005 reflected a small decrease from the cash position of $16.1 million at December 31, 2004. This small decrease is attributed to a daily fluctuation due to normal bank transactions. The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the bank. This strategy is displayed in the reduction in the federal funds sold from the position at December 31, 2004. The funds from the federal funds sold assisted in addressing a continuing loan demand.

The earning assets at December 31, 2004 were $352.9 million and at June 30, 2005 were $379.1 million. The investments in fixed assets continue to increase with the expansion of the banking services into the Southaven area and with the purchase of real estate adjacent to the main office location to provide offices for the trust services, mortgage lending and information technology departments. The premises and equipment, net of the accumulated depreciation, at December 31, 2004 was $15.0 million as compared to $18.5 million at June 30, 2005. Other assets increased to $5.8 million at June 30, 2005 from $3.4 million at December 31, 2004, with the major component of the increase attributed to an increase in the customer liability acceptances.

Deposit liabilities at June 30, 2005 reflected a 4% growth or a $13.3 million increase for the first six months in 2005. The rise in deposits decreases the need for increments on long-term borrowings. Short-term borrowings provide a tool in providing the funding for unforeseen deposit withdrawals and customer loan advances. At June 30, 2005, short-term funding was required as evidenced by $10 million of federal funds purchased.

The net unrealized gain on available-for-sale securities reflected in the shareholder’s equity section on December 31, 2004 and on June 30, 2005 was $510 thousand and $354 thousand, respectively. The changes reflected over these reporting periods reflect the volatile nature of the market. The changes in the market affected the comprehensive income with a decrease of $1.4 million for the three months ending June 30, 2004 and a cumulative or net decrease of $1.2 million for the six months ending June 30, 2004. In 2005, the comprehensive income reflected a net decrease of $156 thousand for the six months ending June 30 and an increase of $321 thousand for the three months ending June 30.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company. The most prevalent of the changes for the six months ending June 30, 2005 are: an increase of $42.7 million in loans; a net decrease in available-for-sale securities of $4.4 million resulting from purchases of $19.1 million offset by an approximate $23.5 million in maturities and sales; an increase in the investment in premises and equipment of $3.7 million; an increase of $13.3 million in deposits; an increase in the investment in bank owned life insurance of $2.1 million and an increase in borrowings attributed to $3.3 million in advances from FHLB and $10 million in federal funds purchased.

NONPERFORMING ASSETS AND RISK ELEMENTS.

Diversification within the loan portfolio is an important means of reducing inherent lending risks. The loan portfolio is represented of the following mix: Commercial 6.57%; Agricultural 2.28%; Real Estate 79.61%; Consumer 11.0% and Other .54%. The major components of the real estate loans are 28.94% for construction and land development property, 25.80% for first liens on 1-4 family residential property and 36.64% for nonfarm and nonresidential property.

At June 30, 2005 the subsidiary bank had loans past due as follows:

                                                                                (in thousands)
         Past due 30 days through 89 days                                           $3,475
         Past due 90 days or more and still accruing                                $  798

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $37 thousand at June 30, 2005. Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose. Other real estate at June 30, 2005 totaled $729 thousand. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary bank had no restructured loans at June 30, 2005.

For the six months ended June 30, 2005, the Company experienced $635 thousand in charge-offs of loans and $267 thousand in recoveries of loans for a net decrease effect to the Allowance for Loan Losses of $368 thousand. The net charge-offs represent .23 % of loans. Of the $635 thousand charge to the Allowance for Loan Losses, the breakdown is 19.84% for 1-4 family residential properties, 17.48% for commercial and industrial loans, 58.58% for consumer loans, .48% for construction and land development loans, and 3.62% for nonfarm, nonresidential propertiesf. Consumer loan collections of $218 thousand represent the major component of the $267 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. As of June 30, 2005, Security Capital Corporation had a positive gap of 10.5% in a 12-month time frame. The regulatory liquidity ratio reflected 16.3%, within the policy requirement of a minimum liquidity ratio of 15%. A 1% increase in market rates will basically not affect net interest income while a decrease in market rates will reduce net interest income by .8%. The Company’s policy allows for no more than a 10% movement in NII (net interest income), in a 200 basis point ramp of market rates over a one-year period. Currently, a 200 basis point movement down would reduce NII by 1.5% while an upward movement of the same amount would decrease NII by .50%. When funds exceed the needs for reserve requirements or short-term liquidity needs, the company will increase its security investments or sell federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs.

At June 30, 2005, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $20.5 million (to borrow federal funds) and the line of credit with the Federal Home Loan Bank that exceeded $100 million. At June 30, 2005, the Company had available (unused) line of credit of approximately $90 million.

CAPITAL RESOURCES

Total consolidated equity capital at June 30, 2005 was $47.2 million or approximately 11.19% of total assets. The main source of capital for the Corporation has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital. Currently, the Company and the Bank have adequate capital positions as of June 30, 2005 as reflected below:

                                          Corporation          Bank
Risk-Based Capital Ratio                    Ratio              Ratio           Requirements
------------------------                    -----              -----           ------------
Total Capital                               15.20%            14.65%                8%
Tier 1 Capital                              14.02%            13.47%                4%
Leverage Capital                            10.35%             9.90%                3%
RESULTS OF OPERATIONS - QUARTERLY

The consolidated net income for the Company for the three months ending June 30, 2005 was $1.8 million which reflected an increase of $188 thousand or 11.53% from the same period in 2004.

Interest income increased to $5.9 million for the three months ending June 30, 2005 which was a $1.3 million increase from the $4.6 million for the three months ending June 30, 2004. Other Income for the three months ending June 30, 2005 decreased to $1.6 million from $1.8 million for the three months ending June 30, 2004. The decrease is primarily the net results of the receipt of an insurance settlement of $350 thousand for the three months ending June 30, 2004 and the increase of $96 thousand in service charges on deposit accounts for the three months ending June 30, 2005.

Interest expense reflects an increase of $639 thousand to $1.6 million for the three months ending June 30, 2005 from $1 million for the same period in 2004. The increase in interest expense can be attributed to the competitive pricing of the deposit accounts in a rising rate market. Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the three months ending June 30, 2005 reveal an increase of $281 thousand from the same period in 2004.

The increase in the provision for loan losses of $41 thousand is consistent with the increase in the loan portfolio and the quarterly analysis of the Allowance for Loan Losses.

RESULTS OF OPERATIONS - YEAR TO DATE

The Company had a consolidated net income for $3.4 million for the six months ending June 30, 2005, compared with consolidated net income of $3.0 million for the six months ending June 30, 2004.

Total interest income increased to $11.2 million for the six months ending June 30, 2005 from $9.0 million for the six months ending June 30, 2004, or an increase of 24.4%. Earning assets through June 30, 2005 increased $43.6 million and interest-bearing liabilities increased $30.0 million compared to June 30, 2004, reflecting an increase of 12.96% and 10.58%, respectively.

Noninterest income for the six months ending June 30, 2005 was $3.1 million which approximately equates the $3.1 million for the same period in 2004, reflecting a decrease of $12 thousand. The decrease is mainly attributable to an insurance settlement of $350 thousand which was received in the six months ending June 30, 2004 with only non-routine income of a $78.6 thousand received for the same period in 2005. The main components of the non-routine income in 2005 is attributable to $41.2 thousand received as a member of an ATM network provider on the merger with another company and a gain of $30.3 thousand on the sale of an unused strip of property adjacent to a branch location. Included in noninterest income are service charges on deposit accounts, which for each of the six months ended June 30, 2005 and June 30, 2004, totaled $2.0 million and $1.9 million, respectively.

The provision for loan losses was $370 thousand in the first six months of 2005 compared with $307 thousand for the same period in 2004 showing an increase of $63 thousand. The Allowance for Loan Losses of $3.6 million on June 30, 2005 (approximately 1.3% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The Allowance for Loan Losses as of June 30, 2004 was 1.70% of loans. A re-evaluation of historical loss rates resulted in a reduction of the applied allocation rate beginning in the first quarter of 2005. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the Allowance for Loan Losses or that additional increases will not be required. Management evaluates the adequacy of the Allowance for Loan Losses quarterly and makes provisions for loan losses based on this evaluation.

Other expense increased by $640 thousand or 11.22% for the six months ended June 30, 2005, when compared with the same period in 2004. Salaries and employee benefits of $4.2 million for the six months ended June 30, 2005 represent the largest component of other expenses and steadily increases with the development of the market area and the training of future bank management, in both areas of commercial banking and trust.

Income tax expense of $1.2 million for the six months ended June 30, 2005 is indicative of the applicable tax liability for the increase in the income for 2005 along with the adjustments for tax-exempt income and tax deferred income.

The net interest margin forecasted in the Company’s asset liability management analysis for the coming twelve months period is 4.78% based on no change in rates. This forecast is down from the 4.89% as forecasted for the quarter ended March 31, 2005. The decrease in the forecast is due as rates are ramped up that the timing of the repricings create a slight loss in earnings of .5%. The projected return on equity for the twelve month period ending December 31, 2005 is 16.54%.

For the six months ended June 30, 2005, the return on assets is reflected at 1.87% as compared to the six months ended June 30, 2004 of 1.60%.

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

ITEM 1.           LEGAL PROCEEDINGS

                  Out of the normal course of business, First Security Bank may be defendant in a lawsuit. In regard to any legal proceedings, which occurred during the reporting period, management expects no material impact on the Company’s consolidated financial position or results of operation.

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

                                           SECURITY CAPITAL CORPORATION

BY  /s/ Frank West                                   BY   /s/ Connie Woods Hawkins
   ----------------------------------------------       --------------------------------------------
    Frank West                                           Connie Woods Hawkins
    President and Chief Executive Officer                Executive Vice-President, Cashier
                                                         and Chief Financial Officer

DATE:    August 12, 2005                             DATE:  August 12, 2005