Form 10-Q
period 2005-09-30
SECURITY CAPITAL CORP/MS
filed 2005-11-15
CIK 725537

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	September 30, 2005
-------------------------

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	000-50224
------------------

SECURITY CAPITAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0681198
(STATE OF INCORPORATION)	(I. R. S. EMPLOYER IDENTIFICATION NO.)

295 HIGHWAY 6 WEST/ P. O. BOX 690
BATESVILLE, MISSISSIPPI	38606
--------------------------------------------------------	----------------------------------------------------------
(ADDRESS OF PRINCIPAL	(ZIP CODE)
EXECUTIVE OFFICES)

662-563-9311
(ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE)

NONE
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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AS OF SEPTEMBER 30, 2005.

TITLE	OUTSTANDING
COMMON STOCK, $5.00 PAR VALUE	2,487,467

SECURITY CAPITAL CORPORATION
THIRD QUARTER 2005 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Statements of Condition
September 30, 2005 and December 31, 2004

Consolidated Statements of Income
Three months and nine months ended September 30, 2005 and 2004

Consolidated Statements of Comprehensive Income
Three months and nine months ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows
Nine months ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION

ITEM NO. 1	FINANCIAL STATEMENTS

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)
	(Unaudited)
	September 30,	Dec. 31,
	2005	2004
ASSETS
Cash and due from banks	$19,308	$15,662
Interest-bearing deposits with banks	298	426
Total cash and cash equivalents	19,606	16,088
Federal funds sold	0	14,000
Term deposits with other banks	591	591
Securities available-for-sale	86,022	96,669
Securities held-to-maturity, estimated fair value of	2,048	2,050
$2,079 in 2005 and $2,052 in 2004
Securities, other	1,364	1,259
Total securities	89,434	99,978
Loans, less allowance for loan losses of
$3,805 in 2005 and $3,598 in 2004	288,105	230,805
Interest receivable	3,739	3,138
Premises and equipment	18,726	14,959
Intangible assets	3,874	3,874
Cash surrender value of life insurance	5,618	3,476
Other assets	5,215	3,365
Total Assets	$434,908	$390,274
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$62,179	$53,502
Time deposits of $100,000 or more	48,522	48,684
Other interest-bearing deposits	240,287	231,272
Total deposits	350,988	333,458
Interest payable	750	595
Federal Funds Purchased	10,000	-
Borrowed funds	20,160	10,131
Other liabilities	4,180	2,220
Total Liabilities	386,078	346,404
Shareholders' equity:
Common stock - $5 par value, 5,000,000 shares
authorized, 2,498,504 shares issued in 2005
and 2004	12,493	12,493
Surplus	27,899	27,826
Retained Earnings	8,207	3,106
Accumulated other comprehensive income	286	510
Treasury stock, at par, 11,037 shares and 13,087
shares in 2005 and 2004, respectively	(55)	(65)
Total Shareholders' Equity	48,830	43,870

Total Liabilities and Shareholders' Equity	$434,908	$390,274

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)
	(Unaudited)		(Unaudited)
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
INTEREST INCOME
Interest and fees on loans	$5,588	$3,918	$14,721	$10,970
Interest and dividends on securities	883	1,013	2,795	2,843
Federal funds sold	-	9	97	39
Other	22	29	118	119

Total interest income	6,493	4,969	17,731	13,971

INTEREST EXPENSE
Interest on deposits	1,637	977	4,307	2,710
Interest on borrowings	184	84	386	252
Interest on federal funds purchased	72	-	82	4

Total interest expense	1,893	1,061	4,775	2,966

Net Interest Income	4,600	3,908	12,956	11,005

Provision for loan losses	465	148	835	455

Net interest income after provision for loan losses	4,135	3,760	12,121	10,550

OTHER INCOME
Service charges on deposit accounts	1,163	988	3,179	2,896
Trust Department income	210	237	727	677
Other income	243	184	757	869

Total other income	1,616	1,409	4,663	4,442

OTHER EXPENSES
Salaries and employee benefits	2,159	1,921	6,331	5,656
Occupancy expense	387	308	1,122	912
Securities net loss	16	45	9	12
Other operating expense	779	623	2,216	1,988

Total other expenses	3,341	2,897	9,678	8,568

INCOME BEFORE PROVISION FOR INCOME TAXES	2,410	2,272	7,106	6,424

PROVISION FOR INCOME TAXES	754	532	2,004	1,661

NET INCOME	$1,656	$1,740	$5,102	$4,763

BASIC NET INCOME PER SHARE	$0.67	$0.70	$2.05	$1.92

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar amounts presented in thousands)
	(Unaudited)		(Unaudited)
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004

Net income	$1,656	$1,740	$5,102	$4,763

Other comprehensive income, net of tax:

Unrealized holding gains/(losses)	(68)	847	(224)	(382)

Comprehensive income	$1,588	$2,587	$4,878	$4,381

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts presented in thousands)
	(Unaudited)
	Nine months ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$5,102	$4,763
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	835	455
Amortization of premiums and discounts on securities, net	487	625
Depreciation and amortization	608	503
FHLB stock dividend	(27)	(12)
Loss (gain)on sale of securities	9	12
Loss (gain) on sale/disposal of other assets	(29)	95
Changes in:
Interest receivable	(601)	(830)
Other assets	(2,939)	(1,835)
Interest payable	(155)	69
Other liabilities	1,960	1,501

Net cash provided by operating activities	5,250	5,346

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans	(57,300)	(27,483)
Purchase of securities available for sale	(19,098)	(54,384)
Proceeds of maturities and calls of securities available for sale	29,003	28,729
Additions to premises and equipment	(4,010)	(2,024)
Proceeds of sale of other assets	173	-
Increase in life insurance	(2,142)	(115)
Changes in:
Federal funds sold	14,000	20,380
Certificates of deposits and term deposits with other banks	-	393

Net cash used in investing activities	(39,374)	(34,504)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
Deposits	17,530	30,419
Federal Funds purchased	10,000	-
Purchase of treasury stock	-	(7)
Reissuance of treasury stock	83	151
Repayment of debt	(6,549)	(4,594)
Proceeds from issuance of debt	16,578	4,070

Net cash provided by financing activities	37,642	30,039

Net increase in cash and cash equivalents	3,518	881

Cash and cash equivalents at beginning of year	16,088	15,082

Cash and cash equivalents at end of period	$19,606	$15,963

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, please refer to the Company’s Form 10-K filed March 31, 2005, which will include the consolidated financial statements and footnotes for the year ended December 31, 2004.

NOTE B - SUMMARY OF ORGANIZATION

Security Capital Corporation (the “Company) was incorporated September 16, 1982, under the laws of the State of Mississippi for the purpose of acquiring First Security Bank and serving as a one-bank holding company.

First Security Bank and Batesville Security Building Corporation are wholly owned subsidiaries of the Company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951 and engages in a wide range of commercial banking activities and emphasizes its local management, decision-making and ownership. The Bank offers a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Bank also offers a wide range of personal and corporate trust services and commercial, agricultural, mortgage and personal loans. Its full-service banking locations expanded to eleven with the October 31, 2001 opening in Olive Branch, Mississippi, the July 1, 2002 opening in Hernando, Mississippi and the August 2003 opening in Pope, Mississippi. In April of 2005, a twelfth full service branch opened in Southaven, Mississippi. Plans to open and locate a branch on the corner of Goodman Road and Pleasant Hill Road in Desoto County and to improve the housing of the branch located in Robinsonville with a state of the art facility began early in 2005 and continue to develop. Construction of both facilities is expected to be completed in 2006.

Batesville Security Building Corporation, the non-bank subsidiary, was chartered under the laws of the State of Mississippi on June 23, 1971, generally, to deal in and manage real estate and personal property.

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

	For the Three Months Ended
	September 30, 2005
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$1,656,480	2,487,213	$0.67

	For the Nine Months Ended
	September 30, 2005
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$5,102,174	2,486,585	$2.05

	For the Three Months Ended
	September 30, 2004
	(as restated for stock dividend)
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$1,739,272	2,484,948	$0.70

	For the Nine Months Ended
	September 30, 2004
	(as restated for stock dividend)
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$4,762,640	2,483,993	$1.92

ITEM NO. 2	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements” relating to, without limitation, future economic performance, plan and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. The words “expect,”“estimate,”“anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. The Company’s actual results may differ and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filing of the Form 10Q with the Securities and Exchange Commission.

The subsidiary Bank represents the primary assets of the Company. On September 30, 2005, First Security Bank had approximately $433.0 million in assets compared to $374.9 million at September 30, 2004. Loans increased to $293.9 million at September 30, 2005 from $231.8 million at September 30, 2004. Deposits increased by $31.3 million from September 30, 2004 to September 30, 2005 for a total of $351.1 million. For the nine months ended September 30, 2005 and September 30, 2004, the Bank reported income of approximately $5,208,000 and $4,849,000, respectively.

CHANGES IN FINANCIAL CONDITION

The cash and due from banks of $19.7 million at September 30, 2005 reflected an increase from the cash position of $16.1 million at December 31, 2004. This increase is attributed to a daily fluctuation due to normal bank transactions. The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the bank.

The earning assets at December 31, 2004 were $352.9 million and at September 30, 2005 were $387.9 million. The investments in fixed assets continue to increase with the expansion of the banking services into the Southaven area and with the purchase of real estate adjacent to the main office location to provide offices for the trust services, mortgage lending and information technology departments. The premises and equipment, net of the accumulated depreciation, at December 31, 2004 was $15.0 million as compared to $18.7 million at September 30, 2005. Other assets increased to $5.2 million at September 30, 2005 from $3.4 million at December 31, 2004, with the major component of the increase attributed to an increase in the customer liability acceptances.

Deposit liabilities at September 30, 2005 reflected a 5.3% growth or a $17.5 million increase for the first nine months in 2005. The rise in deposits decreases the need for increments on long-term borrowings. Short-term borrowings provide a tool in providing the funding for unforeseen deposit withdrawals and customer loan advances. At September 30, 2005, short-term funding was required as evidenced by $10 million of federal funds purchased and $6 million of funds borrowed from the Federal Reserve.

The net unrealized gain on available-for-sale securities reflected in the shareholders' equity section on December 31, 2004 and on September 30, 2005 was $510 thousand and $286 thousand, respectively. The changes reflected over these reporting periods reflect the volatile nature of the market. The changes in the market affected the comprehensive income with a net increase of $847 thousand for the three months ending September 30, 2004 and a cumulative or net decrease of $391 thousand for the nine months ending September 30, 2004. In 2005, the comprehensive income reflected a net decrease of $224 thousand for the nine months ending September 30 and a decrease of $68 thousand for the three months ending September 30.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company. The most prevalent of the changes for the nine months ending September 30, 2005 are: an increase of $57.3 million in loans; a net decrease in available-for-sale securities of $9.9 million resulting from purchases of $19.1 million offset by an approximate $29.0 million in maturities and sales; an increase in the investment in premises and equipment of $4.0 million; an increase of $17.5 million in deposits; an increase in the investment in bank owned life insurance of $2.1 million and an increase in borrowings attributed to $4.6 million in advances from FHLB, $6 million in borrowings from the Federal Reserve and $10 million in federal funds purchased.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks. The loan portfolio is represented by the following mix: Commercial 5.88%; Agricultural 2.62%; Real Estate 80.59%; Consumer 10.50% and Other .41%. The major components of the real estate loans are 31.74% for construction and land development property, 23.18% for first liens on 1-4 family residential property and 36.33% for nonfarm and nonresidential property.

At September 30, 2005 the subsidiary bank had loans past due as follows:
(in thousands)
Past due 30 days through 89 days	$4,141
Past due 90 days or more and still accruing	$1,120

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $29 thousand at September 30, 2005. Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose. Other real estate at September 30, 2005 totaled $767 thousand. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary bank had no restructured loans at September 30, 2005.

For the nine months ended September 30, 2005, the Company experienced $1,036 thousand in charge-offs of loans and $408 thousand in recoveries of loans for a net decrease effect to the Allowance for Loan Losses of $628 thousand. The net charge-offs represent .22 % of loans. Of the $1,036 thousand charge to the Allowance for Loan Losses, the breakdown is 26.25% for 1-4 family residential properties, 18.34% for commercial and industrial loans, 50.10% for consumer loans, .29% for construction and land development loans, and 5.02% for nonfarm, nonresidential properties. Consumer loan collections of $312 thousand represent the major component of the $408 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. As of September 30, 2005, Security Capital Corporation had a positive gap of 10.5% in a 12-month time frame. The regulatory liquidity ratio reflected 16.3%, within the policy requirement of a minimum liquidity ratio of 15%. A 1% increase in market rates will basically not affect net interest income while a decrease in market rates will reduce net interest income by .8%. The Company’s policy allows for no more than a 10% movement in NII (net interest income), in a 200 basis point ramp of market rates over a one-year period. Currently, a 200 basis point movement down would reduce NII by 1.5% while an upward movement of the same amount would decrease NII by .50%. When funds exceed the needs for reserve requirements or short-term liquidity needs, the company will increase its security investments or sell federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs.

At September 30, 2005, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $25.5 million (to borrow federal funds) and the line of credit with the Federal Home Loan Bank that exceeded $112 million. At September 30, 2005, the Company had available (unused) line of credit of approximately $90 million.

CAPITAL RESOURCES

Total consolidated equity capital at September 30, 2005 was $48.8 million or approximately 11.23% of total assets. The main source of capital for the Corporation has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital. Currently, the Company and the Bank have adequate capital positions as of September 30, 2005 as reflected below:

	Corporation	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	14.99%	14.47%	8%
Tier 1 Capital	13.81%	13.28%	4%
Leverage Capital	10.46%	10.10%	3%

RESULTS OF OPERATIONS - QUARTERLY

The consolidated net income for the Company for the three months ending September 30, 2005 was $1.7 million which reflected a decrease of $84 thousand or 4.83% from the same period in 2004. The primary reason for the decrease is a substantial increase to the provision for loan losses and an increase in income tax expense.

Interest income increased to $6.5 million for the three months ending September 30, 2005 which was a $1.5 million increase from the $5.0 million for the three months ending September 30, 2004. Other Income for the three months ending September 30, 2005 increased to $1.6 million from $1.4 million for the three months ending September 30, 2004. The net increase of $207 thousand is primarily the results of an increase in service charges on deposit accounts of $175 thousand for the three months ending September 30, 2005.

Interest expense reflects an increase of $832 thousand to $1.9 million for the three months ending September 30, 2005 from $1.1 million for the same period in 2004. The increase in interest expense can be attributed to the competitive pricing of the deposit accounts in a rising rate market. Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the three months ending September 30, 2005 reveal an increase of $238 thousand from the same period in 2004.

The increase in the provision for loan losses of $317 thousand results from a proactive approach in the evaluation of the quality of the loan portfolio and is consistent with the increase in the loan portfolio and the quarterly analysis of the Allowance for Loan Losses.

RESULTS OF OPERATIONS - YEAR TO DATE

The Company had a consolidated net income for $5.1 million for the nine months ending September 30, 2005, compared with consolidated net income of $4.8 million for the nine months ending September 30, 2004.

Total interest income increased to $17.7 million for the nine months ending September 30, 2005 from $14.0 million for the nine months ending September 30, 2004, or an increase of 26.9%. Earning assets at September 30, 2005 increased $48.6 million to $387.9 million from $339.3 at September 30, 2004 and interest-bearing liabilities of $319.0 at September 30, 2005 increased $41.30 million compared to $277.7 at September 30, 2004, reflecting an increase of 14.32% and 14.87%, respectively. The steady increase in the interest-bearing liabilities is the direct effect of a greater loan demand over the growth of the deposit base.

Noninterest income for the nine months ending September 30, 2005 was $4.7 million which is an increase from the $4.4 million for the same period in 2004, reflecting an increase of $221 thousand. The main components of the increase in the non-routine income in 2005 is attributable to $41.2 thousand received as a member of an ATM network provider on the merger with another company and a gain of $30.3 thousand on the sale of an unused strip of property adjacent to a branch location. Included in noninterest income are service charges on deposit accounts, which for each of the nine months ended September 30, 2005 and September 30, 2004, totaled $3.2 million and $2.9 million, respectively.

The provision for loan losses was $835 thousand in the first nine months of 2005 compared with $455 thousand for the same period in 2004 showing a substantial increase of $380 thousand. The Allowance for Loan Losses of $3.8 million on September 30, 2005 (approximately 1.3% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. The Allowance for Loan Losses as of September 30, 2004 was 1.70% of loans. A re-evaluation of historical loss rates resulted in a reduction of the applied allocation rate beginning in the first quarter of 2005. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, and management’s assessment of potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the Allowance for Loan Losses or that additional increases will not be required. Management evaluates the adequacy of the Allowance for Loan Losses quarterly and makes provisions for loan losses based on this evaluation.

Other expense increased by $1.1 million or 12.96% for the nine months ended September 30, 2005, when compared with the same period in 2004. Salaries and employee benefits of $6.3 million for the nine months ended September 30, 2005 represent the largest component of other expenses and steadily increases with the development of the market area and the training of future bank management, in both areas of commercial banking and trust.

Income tax expense of $2.0 million for the nine months ended September 30, 2005 is indicative of the applicable tax liability for the increase in the income for 2005 along with the adjustments for tax-exempt income.

The net interest margin for the nine months ending September 30, 2005 is 4.72%. The return on equity for the nine month period ending September 30, 2005 is 15.69%. For the nine months ended September 30, 2005, the return on assets is reflected at 1.67%. These ratios, reflecting the financial status of the company, are consistent with the ratios for prior reporting periods.

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

PART II--	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

(b)	The Company did not file any reports on Form 8-K during the quarter ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL CORPORATION

BY /s/ Frank West	BY /s/ Connie Woods Hawkins
Frank West	Connie Woods Hawkins
President and Chief Executive Officer	Executive Vice-President, Cashier
and Chief Financial Officer

DATE: November 14, 2005	DATE: November 14, 2005