Form 10-K
period 2005-12-31
SECURITY CAPITAL CORP/MS
filed 2006-03-30
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

       [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

            Commission file number: 000-50224

SECURITY CAPITAL CORPORATION
----------------------------------------------------------------------------
(Exact Name of Registrant as specified in its Charter)

MISSISSIPPI	64-0681198
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

295 Highway 6 West/P. O. Box 690, Batesville, Mississippi	38606
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number:	(662) 563-9311

Securities registered under Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

None	None

Securities registered pursuant to section 12(g) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Common Stock, $5 par value	None

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [X] NO [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ]    Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [ X ]

Based on the stockholders of record on December 31, 2005, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $79.9 million.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                    Class                     Outstanding at December 31, 2005

             Common stock ($5.00 par value)                     2,611,820 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into Parts III of the Form 10-K report: Proxy Statement dated April 7, 2006.

CROSS REFERENCE INDEX
____________
* Information called for by Part III (Items 10 through 14) is incorporated by reference to the Registrant's Proxy Statement dated April 7, 2006.

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

Security Capital Corporation’s home or principal office is located at 295 Highway 6 West, Batesville, Mississippi, 38606. The telephone of the home or principal office is (662) 563-9311. First Security Bank's website is www.firstsecuritybk.com

Operations

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

At December 31, 2005, the loan portfolio totaled $297,945 constituting 78.1% of the earning assets of $381,794. Security Capital Corporation’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit which exceeds the authority of the loan officer or a combination of several authority limits is forwarded to the Loan Committee for approval. The Loan Committee is comprised of various Bank Directors, including the Chairman.

Security Capital Corporation’s primary lending areas are the counties of Desoto, Panola, Quitman and Tunica in the State of Mississippi. Security Capital Corporation may extend credit to borrowers out of the primary lending area but on a limited basis in which the risk is low and/or a relationship may exist with the borrower and an industry or a development in the primary lending area.

The following tables provide demographic information for Desoto, Panola, Quitman and Tunica counties, and for the State of Mississippi:

	POPULATION
	2000	1990	1980	1970
DeSoto	107,199	67,910	53,930	35,885
Panola	34,274	29,996	28,164	26,829
Quitman	10,117	10,490	12,636	15,888
Tunica	9,277	8,164	9,652	11,854
Mississippi	2,844,658	2,573,216	2,520,698	2,216,994

SOURCE: Center for Population Studies, University of Mississippi

	PER CAPITA INCOME
	2003	2002	2001	2000	1999
DeSoto	$28,713	$28,251	$27,679	$26,070	$24,537
Panola	19,173	18,331	18,238	17,186	16,242
Quitman	17,933	15,256	16,820	14,717	14,568
Tunica	19,325	16,823	18,444	17,327	17,335
Mississippi	23,466	22,511	21,950	21,005	20,053
SOURCE: United States Department of Commerce, Bureau of Economic Analysis

	MEDIAN AGE
	2000	1990
DeSoto	33.7	31.5
Panola	33.0	30.1
Quitman	31.8	30.1
Tunica	30.6	25.3
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

Major classifications of loans were as follows:

	December 31,
	2005	2004
	(In thousands)

Commercial, financial and agricultural	$30,826	$28,077
Real estate - construction and development	86,404	49,189
Real estate - mortgage	149,602	124,911
Installment loans to individuals	28,833	29,898
Other	2,280	2,328
	297,945	234,403
Less allowance for loan losses	(3,899)	(3,598)

	$294,046	$230,805

The success of the loan portfolio is not dependent on a single borrower or group of borrowers. The large loans of the loan portfolio are defined as those loans with a balance of $369,000 and over. As of December 31, 2005, the loan portfolio totals $297.9 million of which the large lines total $123 million representing 103 borrowers.

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

In 1998, Security Capital Corporation began an expansion to new market areas for the banking operation of First Security Bank. In October of 1998, First Security Banking locations at Como, Mississippi, and Crenshaw, Mississippi, were purchased from First Tennessee Bank. In July of 1999, Planters Bank in Tunica was purchased from First Tennessee Bank. In December of 1995, a loan production office opened in Desoto County in the city of Olive Branch. In June of 1997, the loan production office extended to a full service bank branch but with a small facility and a small staff. In October of 2001, First Security Bank’s operation in Olive Branch moved to a newly constructed building with features of four drive-thru lanes and a total square footage of 7,000 to accommodate the projected growth in that area. In January 2001, a loan production office officially opened in Desoto County in the city of Hernando. On July 1, 2002, the operation in Hernando moved from a loan production facility to a newly constructed building, a sister to the Olive Branch building, providing full banking services. In August of 2003, a branch was opened in the town of Pope. In 2005, First Security Bank continued its expansion in the Desoto County area with the opening of a new branch in Southaven. By the close of 2005, construction had begun on a new facility for the banking operation at Robinsonville. The larger facility being built will meet the needs of the staff and the level of customer of activity. Construction, also, began in the last quarter of 2005 on a facility that will provide banking services at a new location on Goodman Road to further the banking operation in Desoto County. The Security Capital Corporation has offered ATM services for numerous years and began in 1995 “running” its own ATMs. Today, First Security Bank provides ATM services at twenty-four locations, sixteen of which are not located on bank property. First Security Bank, also, provides the customer with 24 hours a day, 7 days a week, access to their account balances and activity through a telephone banking product called First Line. Initiated in October of 2002, First Security Bank offered internet banking, called First Teller, to accommodate those customers desiring through technology to review their account’s activity and images of the activity, if applicable, and pay their bills from anywhere in the world.

Employees

On December 31, 2005, First Security Bank had 182 full-time equivalent employees.

Supervision and Regulation

Security Capital Corporation and First Security Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of Security Capital Corporation. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"), numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of Security Capital Corporation and First Security Bank may be affected by legislative changes and the policies of various regulatory authorities. Security Capital Corporation is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

Security Capital Corporation is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the "BHCA").

The BHCA: Under the BHCA, Security Capital Corporation is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. Security Capital Corporation's and First Security Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Investments, Control, and Activities: With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as Security Capital Corporation. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either Security Capital Corporation has registered securities under Section 12 of the Exchange Act or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

The Federal Reserve Board has imposed certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, Security Capital Corporation may borrow money to make a capital contribution to First Security Bank, and such loans may be repaid from dividends paid from First Security Bank to Security Capital Corporation (although the ability of First Security Bank to pay dividends is subject to regulatory restrictions as described below in "Dividends" under Item 5). Security Capital Corporation is also able to raise capital for contribution to First Security Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Source of Strength and Cross-Guarantee: In accordance with Federal Reserve Board policy, Security Capital Corporation is expected to act as a source of financial strength to First Security Bank and to commit resources to support First Security Bank in circumstances in which Security Capital Corporation might not otherwise do so. Under the BHCA, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

State and FDIC Regulation: First Security Bank is subject to regulation and periodic examinations by the FDIC and the State of Mississippi Department of Banking and Consumer Finance. These regulatory authorities examine such areas as reserves, loan and investment quality, management policies, procedures and practices and other aspects of operations. These examinations are designed for the protection of the Banks' depositors, rather than their stockholders. In addition to these regular examinations, the Company and the Banks must furnish periodic reports to their respective regulatory authorities containing a full and accurate statement of their affairs.

FDICIA: All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition, or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

FDICIA contains a "prompt corrective action" section intended to resolve problem institutions at the least possible long-term cost to the deposit insurance funds. Pursuant to this section, the federal banking agencies are required to prescribe a leverage limit and a risk-based capital requirement indicating levels at which institutions will be deemed to be "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." In the case of a depository institution that is "critically undercapitalized" (a term defined to include institutions which still have positive net worth), the federal banking regulators are generally required to appoint a conservator or receiver.

Deposit Insurance: The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like First Security Bank have paid for deposit insurance under a risk-based premium system.

Transactions with Affiliates and Insiders: First Security Bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans to, and certain other transactions with, affiliates, as well as on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank's capital and surplus and, as to all affiliates combined, to 20% of the Bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.

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

Community Reinvestment Act: The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, the OCC, or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which became law on July 30, 2002, added new legal requirements for all publicly-held companies affecting corporate governance, accounting and corporate reporting. The Securities and Exchange Commission has been delegated the task of enacting rules to implement various provisions, and the Company is required to comply with such rules to the extent they are applicable to the Company. In addition, each of the national stock exchanges has developed new corporate governance rules, including rules strengthening director independence requirements for boards, the adoption of corporate governance codes, and charters for the nominating and audit committees.

Other Regulations: Interest and certain other charges collected or contracted for by First Security Bank are subject to state usury laws and certain federal laws concerning interest rates. First Security Bank's loan operations are subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Act, concerning the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of First Security Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Enforcement Powers: FIRREA expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties" (primarily including management, employees, and agents of a financial institution, independent contractors such as attorneys and accountants, and others who participate in the conduct of the financial institution's affairs). These practices can include the failure of an institution to timely file required reports; the filing of false or misleading information; or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, FIRREA expanded the appropriate banking agencies' power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Effect of Governmental Monetary Policies: The earnings of First Security Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments, and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Financial Services Modernization Act: On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Generally, the Financial Services Modernization Act:

•	Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

•	Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

•	Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	Provides an enhanced framework for protecting the privacy of consumer information;

•	Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	Modifies the laws governing the implementation of the Community Reinvestment Act ("CRA"); and

•	Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

In order for a bank holding company to take advantage of the ability to affiliate with other financial services providers, that company must become a "Financial Holding Company" as permitted under an amendment to the BHCA. To become a Financial Holding Company, Security Capital Corporation would file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve must also determine that each insured depository institution subsidiary of Security Capital Corporation has at least a "satisfactory" CRA rating.

The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

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

The minimum guideline for the total capital to risk-weighted assets, including certain off-balance sheet items such as standby letters of credit ("total capital ratio") is 8.0 percent. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of subordinated debt, other preferred stock, a limited amount of loan loss reserves, and unrealized gains on equity securities subject to limitations ("Tier 2 capital").

The following table represents the capital ratios for Security Capital Corporation and First Security Bank as of December 31, 2005:

	Corporation	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	14.40	13.80	8
Tier 1 Capital	13.20	12.70	4
Leverage Capital	10.20	9.80	3

Deposit Insurance Assessments: The deposits of First Security Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of First Security Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC. However, a portion of First Security Bank's deposits, relating to a savings association acquisition, are subject to assessments imposed by the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). Based on the assigned FICO debt service rates, the assessments paid by the Bank during 2005 ranged from 1.44 basis points to 1.34 basis points, per $100 of deposits. The assessments for the first quarter of 2006 will be paid based on an assigned FICO debt service rate of 1.32 basis points.

Competition

The banking business is a highly competitive business. Security Capital Corporation’s market area consists principally of Panola, Quitman, Desoto and Tunica Counties in Mississippi. Security Capital Corporation competes with other financial institutions, as well as insurance companies and various other entities, for deposits and in providing financial services in these counties and the surrounding counties. Security Capital Corporation, as provided by the FDIC Market Share Report of June 30, 2005 (the latest Market Share Report), held 58.03% of the deposit market in Panola County. In Quitman County, this same report reflects Security Capital Corporation holding 20.36% of the deposit market. In Desoto County, an area filled with large regional banks and national banks, Security Capital Corporation held a 5.43% share of the deposit market as of June 30, 2005. Management measures the success of the locations in this area, not only by the growth of the deposits, but by its ability to continue to be competitive and to grow in the loan production area. In Tunica County, Security Capital Corporation held a 39.99% share of the deposit base as of June 30, 2005.

Available Information

The Company maintains an internet website at www.firstsecuritybk.com. The Company, effective in 2005, provided on its website the quarterly reports on Form 10-Q as filed with the Securities and Exchange Commission and will in 2006 provide these reports as well as the annual report Form 10-K, current reports on Form 8-K, and amendments to those reports as filed with the Securities and Exchange Commission. These reports will be available on the Company’s website as soon as reasonably practical after the reports are filed with the Commission. Information on the Company’s website is not incorporated into this Form 10-K or the Company's other securities filings and is not a part of them. Electronic or paper copies of the reports will be provided, free of charge, upon request by mail, through our website or in person.

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

Table 13 - Maturity Ranges of Time Deposits with Balances More Than $100,000

Table 14 - Funding Uses and Sources

Table 15 - Liquidity; Interest Rate Sensitivity

Table 15A - Changes in Net Interest Income over One Year Horizon

Table 16 - Capital Ratios

ITEM 1A. RISK FACTORS

Making or continuing an investment in securities issued by the Company, including the Company’s common stock, involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company. Additional risks and uncertainties also could adversely affect the Company’s business and results of operations. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

The Company may be vulnerable to certain sectors of the economy.

A portion of the Company’s loan portfolio is secured by real estate. If the economy deteriorated and depressed real estate values beyond a certain point, that collateral value of the portfolio and the revenue stream from those loans could come under stress and possibly require additional loan loss accruals. The Company’s ability to dispose of foreclosed real estate at prices above the respective carrying values could also be impinged, causing additional losses.

General economic conditions in the areas where the Company’s operations or loans are concentrated may adversely affect our customers’ ability to meet their obligations.

A sudden or severe downturn in the economy in the geographic markets served by the Company in the state of Mississippi may affect the ability of the Company’s customers to meet loan payments obligations on a timely basis. The local economic conditions in these areas have a significant impact on the Company’s commercial, real estate, and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing such loans. Changes resulting in adverse economic conditions of the Company’s market areas could negatively impact the financial results of the Company’s banking operations and its profitability. Additionally, adverse economic changes may cause customers to withdraw deposit balances, thereby causing a strain on the Company’s liquidity.

The Company is subject to a risk of rapid and significant changes in market interest rates.

The Company’s assets and liabilities are primarily monetary in nature, and as a result the Company is subject to significant risks tied to changes in interest rates. The Company’s ability to operate profitably is largely dependent upon net interest income. Unexpected movement in interest rates markedly changing the slope of the current yield curve could cause the Company’s net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could adversely affect the valuation of the Company’s assets and liabilities.

At present the Company’s one-year interest rate sensitivity position is effectively neutral, such that a gradual increase in interest rates during the next twelve months should not have a significant impact on net interest income during that period. However, as with most financial institutions, the Company’s results of operations are affected by changes in interest rates and the Company’s ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and/or changes in the relationships between long-term and short-term market interest rates. A change in this difference might result in an increase in interest expense relative to interest income, or a decrease in the Company’s interest rate spread.

Certain changes in interest rates, inflation, or the financial markets could affect demand for the Company’s products and the Company’s ability to deliver products efficiently.

Loan originations, and potentially loan revenues, could be adversely impacted by sharply rising interest rates. Conversely, sharply falling rates could increase prepayments within the Company’s securities portfolio lowering interest earnings from those investments. An underperforming stock market could reduce brokerage transactions, therefore reducing investment brokerage revenues; in addition, wealth management fees associated with managed securities portfolios could also be adversely affected. An unanticipated increase in inflation could cause the Company’s operating costs related to salaries & benefits, technology, & supplies to increase at a faster pace than revenues.

The fair market value of the Company’s securities portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.

Changes in the policies of monetary authorities and other government action could adversely affect the Company’s profitability.

The results of operations of the Company are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and the current military operations in the Middle East, we cannot predict possible future changes in interest rates, deposit levels, loan demand or the Company’s business and earnings. Furthermore, the actions of the United States government and other governments in responding to such terrorist attacks or the military operations in the Middle East may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

Natural disasters could affect the Company’s ability to operate.

The Company’s market areas are susceptible to hurricanes. Natural disasters, such as hurricanes, can disrupt the Company’s operations, result in damage to properties and negatively affect the local economies in which the Company operates.

The Company cannot predict whether or to what extent damage caused by future hurricanes will affect the Company’s operations or the economies in the Company’s market areas, but such weather events could cause a decline in loan originations, a decline in the value or destruction of properties securing the loans and an increase in the risk of delinquencies, foreclosures or loan losses.

Greater loan losses than expected may adversely affect the Company’s earnings.

The Company as lender is exposed to the risk that its customers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on the Company’s operating results. The Company’s credit risk with respect to its real estate and construction loan portfolio will relate principally to the creditworthiness of corporations and the value of the real estate serving as security for the repayment of loans. The Company’s credit risk with respect to its commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within the Company’s local markets.

The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provide an allowance for estimated loan losses based on a number of factors. The Company believes that its current allowance for loan losses is adequate. However, if the Company’s assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. The Company may have to increase its allowance in the future in response to the request of one of its primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of the Company’s loan portfolio. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

The Company’s stock is not listed or traded on the financial markets.

The Company’s stock is neither listed nor traded on any securities exchange and transfer to a non-stockholder is restricted. The Company, through handling a stock sale, provides a market for the stock.

The Company is subject to regulation by various Federal and State entities.

The Company is subject to the regulations of the Securities and Exchange Commission (“SEC”), the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Mississippi Department of Banking and Consumer Finance. New regulations issued by these agencies may adversely affect the Company’s ability to carry on its business activities. The Company is subject to various Federal and state laws and certain changes in these laws and regulations may adversely affect the Company’s operations.

The Company is also subject to the accounting rules and regulations of the SEC and the Financial Accounting Standards Board. Changes in accounting rules could adversely affect the reported financial statements or results of operations of the Company and may also require extraordinary efforts or additional costs to implement.

Any of these laws or regulations may be modified or changed from time to time, and the Company cannot be assured that such modifications or changes will not adversely affect the Company.

The Company engages in acquisitions of other businesses from time to time.

On occasion, the Company will engage in acquisitions of other businesses. Acquisitions may result in customer and employee turnover, thus increasing the cost of operating the new businesses. The acquired companies may also have legal contingencies, beyond those that the Company is aware of, that could result in unexpected costs.

The Company is subject to industry competition which may have an impact upon its success.

The profitability of the Company depends on its ability to compete successfully. The Company operate in a highly competitive financial services environment. Certain competitors are larger and may have more resources than the Company does. The Company faces competition in its regional market areas from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of the Company’s nonbank competitors are not subject to the same extensive regulations that govern the Company or the Bank and may have greater flexibility in competing for business.

Another competitive factor is that the financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. The Company’s future success may depend, in part, on its ability to use technology competitively to provide products and services that provide convenience to customers and create additional efficiencies in the Company’s operations.

Anti-takeover laws and certain agreements and charter provisions may adversely affect share value.

Certain provisions of state and federal law and the Company’s articles of incorporation may make it more difficult for someone to acquire control of the Company. Under federal law, subject to certain exemptions, a person, entity, or group must notify the federal banking agencies before acquiring 10% or more of the outstanding voting stock of a bank holding company, including the Company’s shares. Banking agencies review the acquisition to determine if it will result in a change of control. The banking agencies have 60 days to act on the notice, and take into account several factors, including the resources of the acquiror and the antitrust effects of the acquisition.

Securities issued by the Company, including the Company’s common stock, are not FDIC insured.

Securities issued by the Company, including the Company’s common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the Bank Insurance Fund, or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

Security Capital Corporation makes loans, and most of its assets are located in Panola, Quitman, Desoto, and Tunica Counties in Mississippi. Adverse changes in economic conditions in these areas could hurt Security Capital Corporation's ability to collect loans, could reduce the demand for loans, and could negatively impact performance and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES
Security Capital Corporation, through First Security Bank, currently operates from its main office in central Batesville and from 12 additional branches in Panola, Quitman, Desoto, and Tunica Counties - all located in Mississippi. Information about these branches is set forth in the table below:

Name of Office	Location/Telephone Number	Banking Services Offered

Main Office	295 Highway 6 West;	Loans, Deposits, Cash,
	Batesville, Mississippi 38606;	Safe Deposit Boxes, ATM,
	662-563-9311	Trust, Drive-thru.

Express Branch	130 Highway 51 North	Drive-thru, Cash.
Batesville, Mississippi 38606;
662-563-9311

Marks Branch	Highway 3 South	Loans, Deposits, Cash,
	Marks, Mississippi 38646;	Safe Deposit Boxes,
	662-326-8053	Drive-thru.

Power Drive Branch	230 Power Drive	Loans, Deposits, ATM
	Batesville, Mississippi 38606;	Safe Deposit Boxes,
	662-563-9311	Cash, Drive-thru

Sardis Branch	201 South Main	Loans, Deposits, Cash
	Sardis, Mississippi 38666;	Safe Deposit Boxes,
	662-487-1661	Drive-thru.

Olive Branch Branch	6659 Highway 305	Loans, Deposits, Cash,
	Olive Branch, Mississippi 38654;	Safe Deposit Boxes, ATM,
	662-895-1994	Drive-thru.

Como Branch	227 Main Street	Loans, Deposits, Cash
	Como, Mississippi 38619	Safe Deposit Boxes,
	662-526-5191	Drive-thru.

Crenshaw Branch	729 Broad Street	Loans, Deposits, Cash,
	Crenshaw, Mississippi	Safe Deposit Boxes,
	662-382-5215	Drive-thru.

Tunica Branch	1262 Edwards Street	Loans, Deposits, Drive-
	Tunica, Mississippi	thru, Safe Deposit Boxes,
	662-363-2311	ATM, Cash.

Robinsonville Branch	11490 Old Highway 61	Loans, Deposits, Drive-
	Robinsonville, Mississippi	thru, Cash, ATM.
662-363-5015

Hernando Branch	985 Commerce Street	Loans, Deposits, Cash,
	Hernando, Mississippi	Safe Deposit Boxes,
	662-449-4115	ATM, Drive-thru.

Pope Branch	7024 Highway 51	Deposits, Cash, ATM,
	Pope, Mississippi	Drive-thru.
662-578-5650

Southaven Branch	3035 Church Road	Loans, Deposits, Cash,
	Southaven, MS 38672	Safe Deposit Boxes,
	662-893-3243	ATM, Drive-thru.

Trust and Financial Services Branch	220 Power Drive	Investment Planning &
	Batesville, Mississippi	Management, Personal Trusts,
	662-563-9311	Corporate Trusts, Pension &
Profit-Sharing Plans, IRAs,
Paying Agent Accounts.

First Security Bank owns its main office and all of its branch offices, except the Express Branch. The Express Branch is leased for an annual rent of $9,600 under a ground lease agreement that expires in 2007, with an option to renew. The main office facility, originally was occupied in 1973, is used solely by Security Capital Corporation and First Security Bank. This facility contains approximately 21,300 square feet and houses the executive offices and the operations department as well as providing the customer area for cash, deposit, safe deposit and loan transactions. The other branch buildings range in size from approximately 600 square feet for the Express Branch to 7,000 square feet for the Hernando, Olive Branch, and Southaven locations.

ITEM 3. LEGAL PROCEEDINGS

First Security Bank is the defendant in a case styled Amy French, individually, and Austin Lenard, a minor, by and through His Next Friend and Mother, Amy French vs. First Security Bank and Joshua Hawkins, Cause No. 2002-327-BB, filed on December 17, 2002, in the Circuit Court of the Second Judicial District of Panola County, Mississippi. The case involves an accident that occurred when a First Security Bank employee traveling in his personal vehicle to service an ATM was involved in an automobile accident. The pregnant occupant of the other vehicle gave birth later that day. The claims in the lawsuit are that the mother and child are experiencing permanent and continuing injuries, and the plaintiffs ask for compensatory damages in the amount determined to be fair by the jury. At December 31, 2005, the legal proceedings had not been resolved. However, an analysis by legal counsel anticipates possible awards to the claimants to be within the insurance coverage with no potential loss to the Bank and closure of the case is dependent on forthcoming medical documentation on status of claimants.

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

No matters were submitted to a shareholder vote during the fourth quarter of 2005.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Value

There is no public trading market for the Common Stock of Security Capital Corporation. The articles and bylaws of Security Capital Corporation give Security Capital Corporation a right of first refusal to acquire shares when a shareholder wishes to sell stock.

Dividends

Security Capital Corporation paid an annual cash dividend of $1.00 per share in 2005, and $.95 per share (split adjusted) in 2004. The primary source of funds for dividends paid by Security Capital Corporation to its shareholders is the dividend income received from First Security Bank. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. Under Mississippi law, the payment of dividends by First Security Bank must be approved by the Mississippi Department of Banking and Consumer Finance. The FDIC also has the authority to regulate the payment of dividends and to prohibit a regulated depository institution from engaging in what, in such agency’s opinion, constitutes an unsafe or unsound practice for conducting business. Depending upon the financial condition of the depository institution, payment of dividends could be deemed to constitute such an unsafe or unsound practice. In addition, a depository institution may not pay a dividend or otherwise make a capital distribution if the payment thereof would cause such institution to fail to satisfy its capital requirements.

At December 31, 2005, there were 718 stockholders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

Five Year Financial Summary

The following table sets forth certain financial information for Security Capital Corporation on a consolidated historical basis. Such information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes appearing elsewhere in this report.

Security Capital Corporation
Table 1 - Five Year Financial Summary

	12/31/2005	12/31/2004	12/31/2003	12/31/2002	12/31/2001
(Dollars in thousands except per share data and Other Financial Data)
Income Statement Data:
Interest Income	24,458	19,092	17,009	16,847	19,834
Interest Expense	6,907	4,139	3,955	4,760	7,744
Net Interest Income	17,551	14,953	13,054	12,087	12,090
Provision for Loan Losses	1,440	637	546	672	701
Net Interest Income After Provision	16,111	14,316	12,508	11,415	11,389
Noninterest Income	6,151	5,657	5,666	5,155	4,591
Noninterest Expenses	12,948	11,410	10,618	10,092	9,555
Income Before Income Taxes	9,314	8,563	7,556	6,478	6,425
Income Tax Expense	2,707	2,431	2,039	1,666	1,814
NET INCOME	6,607	6,132	5,517	4,812	4,611

Per Share Data:
Net Income*	2.53	2.35	2.12	1.85	1.77
Cash Dividends*	1.00	0.95	0.86	0.78	0.70
Book Value*	18.07	16.72	15.69	14.54	13.22

Other Ratios:
Return on Average Assets	1.57	1.65	1.66	1.60	1.62
Return on Equity	14.16	14.22	13.73	13.45	13.78
Loans to Deposits	83.98	70.29	70.87	70.60	72.33
Loans to Total Assets	68.36	60.06	60.08	59.42	61.08
Equity Capital to Total Assets	10.83	11.24	12.01	12.00	12.36
Average Equity to Average Assets	11.12	11.61	12.12	11.94	11.73
Dividend Payout Ratio	39.52	40.52	40.66	42.04	39.47

Other Financial Data:
Cash Dividends Declared	2,611,400	2,484,937	2,243,187	2,022,867	1,819,753
Weighted Average
Outstanding Common Shares	2,611,126	2,608,680	2,603,814	2,603,034	2,603,510

* The per share information is based upon the retroactive effect of the stock dividends for the period. The per share data being reflected was derived using the weighted average number of outstanding shares at December 31, 2005, as the denominator. (The weighted average number of outstanding shares at December 31, 2005, was 2,622,878.)
For example, the cash dividends per share were determined by dividing the amount of dividends by 2,622,878.

Balance Sheet Data:
Total Assets	435,876	390,274	340,253	315,596	278,512
Earning Assets	381,794	349,276	304,056	276,677	244,345
Investment Securities AFS	78,949	96,669	76,320	74,879	62,056
Investment Securites HTM	2,047	2,050	2,053	0	0
Other Securities	1,456	1,259	991	738	717
Loans - Net	294,046	230,805	200,759	184,060	167,079
Allowance for Loan Losses	3,899	3,598	3,665	3,455	3,039
Total Deposits	354,766	333,458	288,442	265,597	235,192
Savings Deposits	30,349	28,416	25,869	19,747	17,552
Time Deposits	129,057	116,064	110,914	121,093	112,032
Long Term Borrowings	12,991	8,634	4,738	5,113	3,678
Shareholders' Equity	47,187	43,870	40,848	37,857	34,429

Average Balances:
Total Assets	419,569	371,424	331,612	299,830	285,249
Earning Assets	372,321	333,561	296,651	268,860	257,788
Securities	93,077	97,514	87,954	69,521	67,788
Total Loans	271,323	221,309	197,814	179,295	178,263
Allowance for Loan Losses	3,727	3,850	3,667	3,232	3,006
Savings Deposits	29,420	26,663	23,006	18,340	16,277
Time Deposits	117,127	114,125	114,998	110,189	114,704
Long-Term Borrowings	11,766	7,695	3,197	4,852	3,539
Shareholder's Equity	46,665	43,110	40,183	35,790	33,470

Other Data:
Number of Employees	182	162	157	146	140

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Application of Critical Accounting Policies

Release 33-8098 requires the company to disclose any accounting estimates based on highly uncertain data and any material impact from adopting an accounting statement or policy.

The primary area in which there is uncertainty is the potential losses in the loan portfolio. In this area, an estimate is derived from an analysis of the loan portfolio and the Allowance for Loan Losses of the loans and the loan types that pose a risk of being a future loss. To prepare for the potential loss, an increase will be made to the loan loss reserve, if needed, for the inclusion of the balances or a percentage of the balances of the identified risks in the loan portfolio. With the need to increase the Allowance for Loan Losses, an increase will occur in bad debt expense or the Provision for Loan Losses expense which ultimately lowers the net income which is reflected on the Income Statement. In addition, the building up of the Allowance for Loan Losses results in a decrease in the total assets reflected on the balance sheet by the decrease in the net loan portfolio. The amount expensed - which is a non-cash transaction - for the accounting period will be an adjustment on the Statement of Cash Flows. In 2005, the allocation to Allowance for Loan Losses increased expenses and lowered net income and net assets by $1,440 thousand. For future periods, the affect on the income statement and the balance sheet will be dependent on the amount of loan charge offs and the strength of the loan portfolio for the accounting period. If the charge offs decrease and the analysis of the loan portfolio and the Allowance for Loan Losses determine no additional provisions are required, the cease or decrease of the accrual estimate will boost income and net assets. See “Allowance and Provision for Loan Losses” for more details.

Management's Discussion and Analysis of Financial Condition and Results of Operations
For the Years Ended December 31, 2005, 2004, and 2003

Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of Security Capital Corporation's balance sheets and statements of income. This section should be read in conjunction with Security Capital Corporation's Consolidated Financial Statements and accompanying Notes and other detailed information appearing elsewhere in this report.

This discussion includes various forward-looking statements with respect to credit quality (including delinquency trends and the allowance for loan losses), corporate objectives and other financial and business matters. When used in this discussion the words "anticipate," "project," "expect," "believe," and similar expressions are intended to identify forward-looking statements. Security Capital Corporation cautions that these forward-looking statements are subject to mumerous assu,ptios, risks and uncertainties, all of which may change over time. Actual results could differ materially from forward-looking statements.

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

Results of Operations

Overview

Security Capital Corporation earned $6,606,641 or $2.53 per share for 2005, $6,132,173 or $2.35 per share for 2004, and $5,517,464 or $2.12 per share for 2003 representing an increase of $1,089,177 or $.41 per share for the period from year 2003 through year 2005. These changes are due to the general growth of the banking operation and the effective management of the assets and liabilities.

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

The increase in net interest income in 2005 as compared to 2004 is due primarily to the increase in loans.

The following table sets forth the major components of interest earning assets and interest-bearing liabilities for three consecutive years ending December 31, 2005. In the table below, the loan interest includes loan fees and the interest on securities considers discount accretion and premium amortization.

Security Capital Corporation
Table 2 - Average Balances; Interest Earned and Interest Yields
(Dollars in thousands)
	Years ended December 31,
	2005			2004			2003
Average			Average	Average		Average	Average		Average
Balance		Interest	Yields	Balance	Interest	Yields	Balance	Interest	Yields
Assets:
Interest-Earning Assets:
Securities	92,679	3,687	3.98	96,219	3,826	3.98	85,582	3,256	3.80
BV to MV	398			1,295			2,372
Total Securities	93,077	3,687	3.96	97,514	3,826	3.92	87,954	3,256	3.70

Loans (2)
Commerical/Agricultural	197,627	13,888	7.03	150,633	8,951	5.94	138,228	8,409	6.08
Consumer/Installment	68,682	5,275	7.68	66,148	5,050	7.63	55,178	4,559	8.26
Mortgage	859	70	8.15	1,096	89	8.12	1,565	127	8.12
Other Personal Loans	4,155	278	6.69	3,432	952	27.74	2,843	168	5.91
Total Loans	271,323	19,511	7.19	221,309	15,042	6.80	197,814	13,263	6.70

Other Investments
CDs with Other Banks	564	19	3.37	529	19	3.59	677	28	4.14
Federal Funds Sold	3,567	106	2.97	4,488	58	1.29	5,412	64	1.18
FHLB Account/Bank Accounts	3,325	76	2.29	9,721	147	1.51	4,794	47	0.98
Total Other	7,456	201	2.70	14,738	224	1.52	10,883	139	1.28

Total Earning Assets	371,856	23,399	6.29	333,561	19,092	5.72	296,651	16,658	5.62

Noninterest Earning Assets:

Allowance for Loan Losses	-3,727			-3,850			-3,667
Fixed Assets	16,570			12,612			11,277
Other Assets	19,250			14,951			14,808
Cash and Due Froms	15,620			14,150			12,543

Total Noninterest Earning Assets	47,713			37,863			34,961

Total Assets	419,569			371,424			331,612

Liabilities & Shareholder Equity

Interest-Bearing Liabilities
Deposits:
Interest-Bearing DDA	145,036	2,461	1.70	123,215	1,280	1.04	93,409	931	1.00
Savings Deposits	29,420	348	1.18	26,663	280	1.05	22,780	258	1.13
Time Deposits	117,127	3,355	2.86	114,125	2,230	1.95	114,998	2,421	2.11

Total Interest-Bearing Deposits	291,583	6,164	2.11	264,003	3,790	1.44	231,187	3,610	1.56

Borrowed Funds
Short-Term Borrowings	6,272	230	3.67	1,032	15	1.45	860	10	1.16
FHLB Advances- Short/Long-Term	11,766	506	4.30	7,695	334	4.34	7,985	334	4.18

Total Borrowed Funds	18,038	736	4.08	8,727	349	4.00	8,845	344	3.89

Total Interest-Bearing Liabilities	309,621	6,900	2.23	272,730	4,139	1.52	240,032	3,954	1.65

Non-Interest-Bearing Liabilities
Non-Interest-Bearing Deposits	58,199			51,798			47,260
Other Liabilities	5,084			3,786			4,137

Shareholders' Equity	46,665			43,110			40,183

Total Liabilities & SH Equity	419,569			371,424			331,612

Net Interest Income &
Interest Rate Spread		16,499	4.06		14,953	4.21		12,704	3.97

Net Interest Margin			4.44			4.48			4.28

The following table sets forth net interest earning assets and liabilities for 2005, 2004 and 2003.

Table 3 - Net Interest Earning Assets
(in thousands)

	2005	2004	2003

Average Interest
Earning Assets	371,856	333,561	296,651

Average Interest
Bearing Liabilities	309,621	272,730	240,032

Net	62,235	60,831	56,619

Table 3A - Volume/Rate Analysis depicts the dollar effect of volume and rate changes from 2003 to 2005. Variances which were not specifically attributable to volume or rate were allocated proportionately between rate and volume using the absolute values of each for a basis for the allocation. Non-accruing loans were included in the average loan balances used in determining the yields.

Table 3A - Volume/Rate Analysis
(in thousands)

	2005 Change from 2004			2004 Change from 2003
Volume		Rate	Total	Volume	Rate	Total

INTEREST INCOME: (1)

Loans	3,596	863	4,459	1,518	-472	1,046

Investment Securities	-176	39	-137	375	179	554

Other	-197	174	-23	58	27	85

Total Interest Income	3,223	1,076	4,299	1,951	-266	1,685

INTEREST EXPENSE: (2)

Interest Bearing
Demand Deposit Accounts	371	813	1,184	310	33	343

Savings Deposits	33	35	68	43	-21	22

Time Deposits	86	1,039	1,125	-17	-186	-203

Borrowed Funds	380	7	387	-5	10	5

Total Interest Expense	870	1,894	2,764	331	-164	167

NET INTEREST INCOME	2,353	-818	1,535	1,620	102	1,518

Non-Interest Income and Non-Interest Expense

Non-interest expense increased by 7.46% from 2003 to 2004 and increased by 13.48 % from 2004 to 2005, primarily because of increases in salaries and employee benefits. Increases in non-interest expense signifies Security Capital Corporation’s preparation for a move into a new market area in Desoto County that required expenditures for banking facilities as well as training employees to perform the operational procedures. Security Capital Corporation has provided its Desoto County locations with new state of the art buildings to address the needs of its staff and the increase in business as well as to present an attractive banking establishment for its customers. With the establishment of a new facility, other costs are involved such as the purchase of new equipment and the increase in the maintenance costs of the equipment. In addition to the increase in employees, salaries and employee benefits normally increase in a range from 3% to 7% dependent on the profits and the attainment of performance goals.

Included in the 2004 non-interest income is an insurance settlement payment of $350,000 for loss of the original branch building in 2002 due to fire. This payment was partially offset by loss of $123,000 on disposal of obsolete fixed assets. For 2005, non-interest income increased by $494 from 2004 to 2005, primarily in the area of service charges. The components of non-interest income in 2005 reflect a steady increase attributable to the growth of the business with no non-routine transaction of material value to report.

The following table provides details on non-interest income and expense for the Years ended December 31, 2003 through 2005.

Table 4 - Non-Interest Income and Expense
(in thousands)

	2005	2004	2003
Non-Interest Income:
Trust Department Income	978	911	876
Service Charges: Deposits	4,333	3,876	3,758
Other Operating Income	840	870	1,032

Total Non-Interest Income	6,151	5,657	5,666

Non-Interest Expense:
Salaries & Employee Benefits	8,588	7,607	6,649
Occupancy Expense	1,553	1,236	1,311
Other Operating Expense	2,807	2,567	2,658

Total Non-Interest Expense	12,948	11,410	10,618

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

Financial Condition

Loans

The loan portfolio constitutes the major earning asset of Security Capital Corporation and in the opinion of management offers the best alternative for maximizing interest spread above the cost of funds. The continuing loan growth is primarily due to Security Capital Corporation’s move to a market area that is experiencing rapid growth in the building of residential and commercial structures. Real Estate Loans and Commercial Loans comprise the largest segment of the loan portfolio. Commercial loans which bear a higher degree of risk comprise 5.55% of the loan portfolio at December 31, 2005. Agricultural loans, another type of loan that carries a higher degree of risk, are only 1.62% of the loan portfolio at December 31, 2005.

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

Collateral and Documentation Requirements

All loans must have an ample margin of safety between the loan advance and the current fair value of the collateral. The benchmark, under normal circumstances, is loan advances for all types of loans and should not exceed 80% of the current fair value of the collateral. However, decisions of judgement are needed in special circumstances and this percentage may be reduced by the abnormality/unusual nature of the collateral. Documentation of the collateral is properly collected before the loan transaction is completed and will meet the requirements (to name a few) of the Mississippi Uniform Commercial Code, the Loan Policy, and all pertinent regulations. In an effort to secure and to protect the liens of the First Security Bank, a staff provides loan management with periodic reports highlighting loan accounts requiring additional documentation. In addition, the compliance and loan review officer along with the internal audit staff monitor the procedures on an ongoing basis with reports for management of any deficiencies.

Characteristics, Criteria and Risks of Types

The composition of the loan portfolio consists chiefly of real estate, agricultural, consumer and commercial loans. Real estate loans, in addition to the general collateral and documentation requirements, require the performance of an appraisal or evaluation before the credit decision is made. An appraisal is required for all new real estate loans where the loan amount is $250,000 or greater. All appraisals must be prepared by a certified appraiser. However, on 1-4 family residential real estate loans less than $1,000,000, the appraisal may be prepared by a licensed appraiser. For small loans (less than $250,000), the appraisals may be performed by a certified or licensed in-house appraiser. Real estate loans are normally considered a low risk due to the required strength in collateral. Agricultural loans mandate an extensive review of the customer’s farming tract record, financial statements, cash flow statements, projected income and collateral. The depth of these reviews should determine the honesty, integrity, the debt status, the repayment ability and the collateral strength of the farmer. To combat this high risk area, the bank’s policy is for production loans to be completely secured with tangible assets and not to exceed 60% of the projected cash repayment ability. Consumer loans is another area of high risk due to the type and location of the collateral and the volatility of the economy which may affect the payback ability of the customer. The consumer loans normally require the pledging of collateral. However, up to $10,000 may be extended without the pledging of the collateral but must be based on the creditworthiness of the loan applicant. Credit card loans (a very high risk area) - in the consumer group - require a financial statement submitted in order for a credit limit of $5,000 and over to be granted. Commercial loans require a review of the purpose and the assessment of the future benefit of the operation, the financial statements, and the collateral on the onset to determine the strength of the potential loan asset. The degree of risks associated with the commercial lending is dependent on the completeness of the initial loan evaluation process.

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

The following table reflects outstanding balances by loan types for the past five years.

Table 5 - Loans by Type
(in thousands)

	2005	2004	2003	2002	2001
Commercial, Financial & Agricultural	30,826	28,077	32,878	38,229	34,459
Real Estate - Construction & Development	86,404	49,189	37,116	27,165	21,183
Real Estate - Mortgage	149,602	124,911	103,348	96,737	88,074
Installment Loans to Individuals	28,833	29,898	28,529	22,602	23,893
Other	2,280	2,328	2,553	2,782	2,509

Total Loans	297,945	234,403	204,424	187,515	170,118

The following table reflects the maturity schedule or repricing frequency of all loans that will reprice or mature within one year.

Table 6 - Loan Liquidity
(Dollars in thousands)

	Within	1 thr 5	Over
Loans That Will Reprice or Will Mature:	1 Year	Years	5 Years	Total
Allocation by Maturity Date:
Commercial, financial and agriculture loans	18,243	12,249	334	30,826
Construction and development	76,106	10,234	64	86,404
	94,349	22,483	398	117,230

Repricing frequency of loan types above:
Fixed Rate	24,335	14,598	304	39,237
Variable Rate	70,014	7,885	94	77,993

Total	94,349	22,483	398	117,230
Percent of Total	80.48%	19.18%	0.34%	100.00%

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

Security Capital Corporation
Table 7 - Allowance for Loan Losses
(Dollars in thousands)
	2005	2004	2,003	2002	2001

Balance at Beginning of Year	3,598	3,665	3,455	3,039	2,920

Loans Charged-Off
Commercial, Financial & Agricultural	250	242	146	75	58
Real Estate - Construction & Development	20	6	4	0
Real Estate - Mortgage	313	225	69	75	121
Installment Loans to Individuals	971	655	167	584	666
Other	63		324	4	21
Total Charge-Offs	1,617	1,128	710	738	866

Charge-Off Recovered
Commercial, Financial & Agricultural	23	2	36	8	18
Real Estate - Construction & Development			26	6	2
Real Estate - Mortgage	49	24		39	6
Installment Loans to Individuals	383	398	104	423	254
Other	23		208	6	4
Total Recoveries	478	424	374	482	284

Net Charge-Offs	1,139	704	336	256	582

Current Year Provision	1,440	637	546	672	701

Balance at End of Year	3,899	3,598	3,665	3,455	3,039

Loans at End of Year	294,046	230,805	200,759	187,515	170,118

Ratio: Allowance to Loans	1.33%	1.56%	1.83%	1.84%	1.79%

Average Loans	271,323	221,309	197,814	179,295	178,263

Ratio: Allowance to Average Loans	1.44%	1.63%	1.85%	1.93%	1.70%

Ratio: Net Charge Offs to Average Loans	0.42%	0.32%	0.17%	0.14%	0.33%

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

Table 8 - Nonperforming Assets
(Dollars in thousands)
	2005	2004	2003	2002	2001
Loans:
Non-accrual	15	172	78	590	495

90 Days and Over Past-Due	786	724	629	307	333

Total Nonperforming Loans	801	896	707	897	828
As % of Total Loans	0.27%	0.38%	0.35%	0.44%	0.49%

Other Real Estate	558	165	129	234	228
As % of Total Loans	0.19%	0.07%	0.06%	0.12%	0.13%

Loan Loss Reserve	3,899	3,598	3,665	3,455	2,959

Loan Charge-Offs	1617	1128	710	738	865

Total Loans	297,945	234,403	204,424	187,515	170,118

The consolidated reserve for loan losses reflected in Table 7 are the balances remaining after the charge offs for the year.

The loan portfolio contained $14 thousand in non-accrual loans represented by one loan and an aggregate of $786 thousand of 90 days past due and over as of December 31, 2005. If the non-accrual loans had been performing loans during the 2005 period, interest income would have shown an addition of $2 thousand. The 90 days and over past due loans, classified as being well-secured and capable of being collected, were not subject to a non-accrual status and interest is accrued and recognized daily as income. The interest income recognized in 2005 for the loans classified as 90 days and over past due at December 31, 2005, totaled $43 thousand.

Potential Problem Loans

As of December 31, 2005, loan management had identified loans of $851thousand requiring greater than normal supervision. Analysis of possible workout plans does not anticipate any deficiency. The actual deficiency depends on the market for the equipment and real estate at the time of disposal.

Management believes loans classified for regulatory purposes as loss, doubtful, or substandard that are not included in nonperforming or impaired loans do not represent or result from trends or uncertainties which will have a material impact on future operating results, liquidity, or capital resources.

In addition to loans classified for regulatory purposes, management designates certain loans for internal monitoring purposes in a watch category. Loans may be placed on management’s watch list as a result of delinquent status, concern about the borrower’s financial condition or the value of the collateral securing the loan, substandard classification during regulatory examinations, or simply as a result of management’s desire to monitor more closely a borrower’s financial condition and performance. Watch category loans may include loans with loss potential that are still performing and accruing interest and may be current under the terms of the loan agreement; however, management may have a significant degree of concern about the borrowers’ ability to continue to perform according to the terms of the loan. Loss exposure on these loans is typically evaluated based primarily upon the estimated liquidation value of the collateral securing the loan. Also, watch category loans may include credits which, although adequately secured and performing, reflect a past delinquency problem or unfavorable financial trends exhibited by the borrower.

All watch list loans are subject to additional scrutiny and monitoring. Security Capital Corporation’s policies require loan officers to identify borrowers that should be monitored in this fashion and believe this process ultimately results in the identification of problem loans in a more timely fashion. At December 31, 2005, Security Capital Corporation in its Loan Loss Reserve Analysis classified $10,019,698 with a rating of Watch, $1301,164 with a rating of Substandard, and $14,677 with a rating of Doubtful.

All other real estate is carried by Security Capital Corporation at the lower of cost or market value less costs to dispose. Any normal expense of holding the other real estate is expensed as incurred. Expenditures occurring from other real estate that is substantial or that extends the life of the asset are capitalized.

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

The composition of the allowance or reserve for loan losses is based on the risk elements in the loan portfolio. Loans with the highest risk are graded doubtful. These would be loans that have been restructured due to poor payment performance, insufficient collateral to support the loan balance, non-accrual loans and loans that have been modified due to a change in the financial condition of the borrower to such an extent that a loss would most normally be expected. Loans with the second highest risk are graded substandard. These loans normally portray extremely weak credit with a potential for either partial or total loss which must be recognized. With these loans, legal action is anticipated with the debt not being retired through liquidation of the collateral. The next risk level is the loans that are considered to be on the “watch” list. These loan customers display inadequate financial strength or credit to provide loan management with the assurance that they will meet the scheduled repayment plan. Loan customers who have filed bankruptcy present a high risk due to likelihood of the payment plan may not be re-affirmed. Due to the type of collateral or lack of collateral, consumer loans without real estate are considered another area of risk requiring more reserves. Agricultural loans, by the nature of the purpose and the unforeseen elements in the farming process, complete the loans identified as having more than the normal risks.

Table 8A - Allocation of the Allowance for Loan Losses
At December 31,
(Dollars in thousands)

	2005		2004		2003		2002		2001
Amount	Percent		Balance	Percent	Balance	Percent	Amount	Percent	Amount	Percent

Commercial, Financial
& Agricultural	$ 401	10.31%	$538	14.95%	$856	23.36%	$1,006	29.12%	$679	22.34%

Real Estate - Construction
& Development	865	22.24%	522	14.51%	461	12.58%	298	8.63%	227	7.47%

Real Estate - Mortgage	1,896	48.75%	1,735	48.22%	1,533	41.83%	1,246	36.06%	1,040	34.22%

Installment Loans
to Individuals	575	14.79%	780	21.68%	732	19.97%	816	23.62%	859	28.27%

Other Loans	152	3.91%	23	0.64%	26	0.71%	28	0.81%	25	0.82%

Unallocated	-	-	-	-	57	1.56%	61	1.77%	209	6.88%

Total Loans	$ 3,889	100.00%	$3,598	100.00%	$3,665	100.00%	$3,455	100.00%	$3,039	100.00%

Note: Percent in the above table represents the amount represented by the loan type in the loan portfolio.

The allowance is based on regular, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowances for identified problem loans. The portfolio is segregated into nine various rating codes based on a risk analysis of the portfolio prepared by management. Loss factors are based both on our loss experience as well as on significant factors that, in management’s judgment, affect the collect-ability of the portfolio as of the evaluation date.

The appropriateness of the allowance is reviewed by management based upon our evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in delinquencies, nonperforming loans and foreclosed assets expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collect-ability of the loan. Management reviews these conditions quarterly. To the extent that if any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment.

The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collect-ability of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the net realizable value of collateral expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, covers all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate.

At December 31, 2001, the loan loss reserve grew approximately $119 thousand from December 31, 2000. The allocation for substandard loans increased from $101 thousand to $169 thousand due to the increase in the loans in this risk category from $676 thousand to $1.1 million. Bankruptcy loans increased by approximately $800 and caused an increase in its loan loss reserve allocation of $156 thousand. The loans classified as agricultural loans decreased by approximately $1.6 million. This decrease created a decrease in the agricultural loans allocation by $274 thousand. The allocation for consumer loans without real estate collateral increased by $204 thousand due to the increase in loans from $12.8 million in 2000, to $23 million in 2001. Other variables in the loan loss reserve allocation remained constant. The allocation for December 31, 2001, is as follows: substandard loans, $169 thousand; doubtful loans, $39 thousand; bankruptcy loans, $367 thousand; credit card loans, $38 thousand; agricultural loans, $458 thousand; consumer loans without real estate collateral, $461 thousand; watch loans, $83 thousand and the remainder of the adjusted loan portfolio, $1,215 thousand.

At December 31, 2002, the loan portfolio analysis required an increase in the loan loss reserve. The major stimulus for the increase was the growth in the loan portfolio from $170 million to $187.5 million. A decrease in the amount allocated for doubtful loans from $38 thousand to $7 thousand was attributed to a decrease in the balance of loans with this grade. The loan loss reserve at December 31, 2002, was allocated as follows: substandard loans, $201 thousand; doubtful loans, $7 thousand; bankruptcy loans, $350 thousand; credit card loans, $39 thousand; agricultural loans, $742 thousand; consumer loans without real estate collateral, $645 thousand; watch loans, $133 thousand; and the remainder of the adjusted loan portfolio, $1,277 thousand.

Due to the growth in the loan portfolio from $187.5 million to $204.4 million during 2003, the loan portfolio analysis required an increase in the loan loss reserve. The allocation for doubtful loans reflected an increase of $17 thousand primarily to using a specific allocation for a projected loss. A specific allocation is a deficiency when the balance of the loans exceeds the market value of the collateral. The loan loss reserve at December 31, 2003, was allocated as follows: substandard loans, $166 thousand; doubtful loans, $25 thousand; bankruptcy loans, $439 thousand; credit card loans, $38 thousand; agricultural loans, $575 thousand; consumer loans without real estate collateral, $540 thousand; watch loans, $260 thousand; and the remainder of the adjusted loan portfolio, $1,622 thousand.

At December 31, 2004, the loan loss reserve reflected a small decrease of $67 thousand from the previous year. The loan loss reserve at December 31, 2004, was composed of the following: substandard loans, $160 thousand; an allocation for deemed uncollectible doubtful loans, $113 thousand; bankruptcy loans, $448 thousand; credit card loans, $49 thousand; agricultural loans, $288 thousand; consumer loans without real estate collateral, $558 thousand; watch loans, $202 thousand; and the remainder of the adjusted loan portfolio, $780 thousand.

The loan loss reserve at December 31, 2005, showed an increase of $291 thousand from the previous year, which can be justified by the increase in the loan portfolio. The loan loss reserve at December 31, 2005, was represented by substandard loans ($195 thousand), doubtful loans ($5 thousand), bankruptcy loans ($577 thousand), credit card loans ($42 thousand), agricultural loans ($145 thousand), consumer loans without real estate collateral ($543 thousand), watch loans ($301 thousand) and the remainder of the adjusted loan portfolio ($1,992 thousand). In the third and fourth quarter of 2005, management looked intently at the adequacy of the loan loss reserve with the loan losses of $1.4 million being recognized for the year. Analysis at the close of 2005 of the loan loss reserve considered loan growth in specific market areas, and potential problem accounts forecasted changes in the allocation and methodology in the loan loss reserve calculations.

Loan charge offs in 2004 and 2005 were $1,128 and $1,617 thousand, respectively, reflecting a significant increase over the average loan charge offs of $858 thousand for the prior three years. This increase in loan charge offs mandated the need to maintain the increase in provisions for the Allowance for Loan Losses for 2004 and 2005, respectively, $637 thousand and $1,440 thousand. The significant increase of $803 in the provision is the resulting action of a continuing analysis of problem loans, a readiness to recognize losses, and a dedication to maintain a sufficient level of a reserve. The regulatory exam as of September 30, 2005, however, classified $1.9 million of loans as substandard, up from $1.6 million as reflected in the regulatory exam as of December 31, 2003. This increase will be a gauge in the analysis of needed loan provisions. Recoveries reflected an increase in 2005 from $424 thousand to $478 thousand as a result of the diligent efforts by loan and deposit personnel to regain principal from the classified loan activity. The ratio of the Allowance for Loan Losses to Loans for the other years presented shows a small increase with each year.

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

Table 9 - Securities
(in thousands)
	2005	2004	2003	2002	2001
Securities Available for Sale
U. S. Treasuries	-	-	702	713	1,007
U. S. Agencies	11,175	23,316	28,560	15,026	1,032
Mortgage Backed	20,872	22,419	9,611	17,158	14,045
State, Municipals & Other	46,902	50,934	37,447	41,982	45,972

Total Securities AFS	78,949	96,669	76,320	74,879	62,056

Securities Held to Maturity
U. S. Treasuries	-	-	-	-	-
U. S. Agencies	-	-	-	-	-
Mortgage Backed	-	-	-	-	-
State, Municipals & Other	2,047	2,050	2,053	-	-

Total Securities HTM	2,047	2,050	2,053	-	-

Other Securities
Equities	1,456	1,259	991	738	717

Total Securities	82,452	99,978	79,364	75,617	62,773

The security portfolio is composed of U. S. Treasury securities, U. S. Agency securities, State and Municipal securities - both tax-exempt and taxable, equities, and mortgage-backed securities.

Table 10
Securities Maturity & Repricing Schedule
For 12/31/2005
(Dollars in thousands)
	1 Year	After 1 Year	5 to 10	Over
	and Less	Thru 5 Years	Years	10 Years
Agencies
Fair Value	0	2,452	981	7,741
Book Yield		4.000	3.947	3.970

Taxable Municipals
Fair Value	213	921	179	0
Book Yield	5.718	5.684	4.746	4.910

Municipals
Fair Value	8,058	15,283	11,635	12,677
Book Yield	4.118	5.091	5.949	7.276

Equity-FHLB	0	0	0	1,202
Book Yield				2.440

Other Securities	0	0	0	254

MBS
Fair Value	0	2,591	3,720	14,560
Book Yield		4.405	4.121	5.266

Total Fair Values	8,271	21,247	16,515	36,434
Weigh Bk Yields	4.159	4.907	5.405	5.598

Table 11 - Securities Weighted Maturity and Tax Equivalent Yield by Classification
December 31, 2005
		Weighted
	Weighted	Tax-Equivalent
	Maturity	Yield
U. S. Agencies	10.32 Yrs	3.975%
Mortgage Backed	4.64 Yrs	4.949%
Taxable Municipals	2.72 Yrs	5.579%
Tax-Exempt Municipals	6.63 Yrs	5.707%

Total Securities Portfolio	6.55 Yrs	5.256%

The weighted tax-equivalent yields reflected in the table above were calculated using amortized costs and a tax rate of 34%.

The securities portfolio carries varying degrees of risk. Investments in U. S. Treasury and U. S. Agency securities have little or no credit risk. Mortgage-backed securities are substantially issues of federal agencies. Obligations of states and political subdivisions are the areas of highest potential credit exposure in the portfolio. This risk is minimized through the purchase of high quality investments. When purchased, obligations of states and political subdivisions and corporate bonds must have a credit rating by Moody’s or Standard and Poor’s of “A” or better. The risk of non-rated municipal bonds is minimized by limiting the amounts invested in local issues. Management believes the non-rated securities are of high equality. No securities of an individual issuer exceeded 10% of Security Capital Corporation’s shareholders’ equity as of December 31, 2005. Security Capital Corporation does not use off-balance sheet derivative financial instruments as defined in Statement of Financial Accounting Standards No. 119, “Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.”

In 2003 and 2004, the securities investment was increased as investment decisions favored securities investments when adequate loan funding was maintained. In 2005, the securities portfolio decreased as the loan demand increased without an echo of the increase in the deposits.

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

A five-year schedule of average balances of deposits by type is presented in Table 12. Also, the maturities of time deposits greater than $100,000 are presented in Table 13.

Table 12 - Deposit Information
(Dollars in thousands)
	2005		2004		2003		2002		2001
Average		Avg	Average	Avg	Average	Avg	Average	Avg	Average	Avg
Balance		Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest- Bearing
Demand	57,954		51,557		47,034		41,552		38,736
Savings	245		241		226		213		181
Interest-bearing
Demand	145,036	1.70	123,215	1.04	93,409	1.00	79,950	1.34	70,591	2.39
Savings	29,420	1.18	26,663	1.05	22,780	1.13	18,127	1.58	16,097	2.01
Time Deposits	117,127	2.86	114,125	1.95	114,998	2.11	110,189	2.67	114,704	4.73
	349,782		315,801		278,447		250,031		240,309

Table 13 - Maturity Ranges of Time Deposits
With Balances More Than $100,000
As of December 31, 2005
(in thousands)

3 Months or Less	$21,902
Over 3 Months thru 6 Months	10,205
Over 6 Months thru 12 Months	17,558
Over 12 Months	9,773
$59,438

Security Capital Corporation in its normal course of business will acquire large certificates of deposit (time deposits), generally from public entities that exhibit a variety of maturities. These funds are acquired on a bid basis and are considered to be part of the deposit base of Security Capital Corporation.

Borrowings

Aside from the core deposit base and large denomination certificates of deposit mentioned above, the remaining funding sources include short-term and long-term borrowings. As of December 31, 2005, Security Capital Corporation’s short-term borrowings consisted of $1,105,000 of the Treasury Tax and Loan open-end note and $12,991,000 borrowed from the Federal Home Loan Bank. As of December 31, 2004, the borrowings were composed of $1,497,000 in the Treasury, Tax and Loan open-end note and $8,634,000 in advance from the Federal Home Loan Bank. Security Capital Corporation foresees short-term borrowings to be a continued source of liquidity and will continue to use these borrowings as a method to fund short-term needs.

Security Capital Corporation at the end of 2005 had long-term debt in the amount of $12,991,000 with scheduled principal payments of $572,354 due to the Federal Home Loan Bank in 2006. The rates on the debt with Federal Home Loan Bank as of December 31, 2005, ranged from 2.335% to 6.575% with the maturities ranging to 2025. The maximum month-end balance during 2005 with Federal Home Loan Bank occurred at the end of November with the balance of $19,806,245. For 2005, the average outstanding long-term balance was $11,765,410 for debt with Federal Home Loan Bank.

Liquidity and Rate Sensitivity

Liquidity management is the process by which Security Capital Corporation ensures that adequate liquid funds are available to meet financial commitments on a timely basis. These commitments include honoring withdrawals by depositors, funding credit obligations to borrowers, servicing long-term obligations, making shareholder dividend payments, paying operating expenses, funding capital expenditures and maintaining reserve requirements. Interest rate risk is the exposure to Corporation earnings and capital from changes in future interest rates. All financial institutions assume interest rate risk as an integral part of normal operations. Managing and measuring the interest rate risk is the process that ranges from reducing the exposure of Security Capital Corporation’s interest margin regarding swings in interest rates assuring that there are sufficient capital and liquidity to support future balance sheet growth.

Liquidity risk is the risk to a bank’s earnings and capital arising from its inability to meet obligations when they come due without incurring losses. Bank management must ensure that sufficient funds are available at a reasonable cost to meet potential demands from both funds providers and borrowers.

Security Capital Corporation addresses short-term liquidity from both an asset liquidity and a liability liquidity viewpoint. Short-term asset liquidity is provided by money market assets, the investment portfolio, and readily saleable bank assets. Short-term liability liquidity is measured by the liabilities considered to be more volatile in nature and more likely to be sensitive to changes in interest rates. Short-term liquidity is monitored thru the asset/liability reports in a measure of a coverage ratio and a crisis coverage ratio. These ratios measure the ability of the bank to raise cash quickly and how many times this cash will cover volatile liabilities. For December 31, 2005, the coverage ratio was 3.81X - which was in compliance of the policy limit of 1X. Of this ratio, the calculated reserves or the source for cash was $141.3 million which would be needed to meet the demand of the identified volatile liabilities and unused loan commitments of $22 million and $15.1 million, respectively. The crisis ratio looks at the coverage of volatile liabilities under a scenario where cash is needed immediately. The crisis ratio for December 31, 2005, was 1.42X, adequately within the policy limit of .50X. The identified reserves for a crisis ratio totaled $100.3 million and the volatile liabilities and unused loan commitments totaled $71 million. Additionally, the bank monitors liquidity by looking at the ratio of cash and short-term investments versus non-core funding. The liquidity ratio for December 31, 2005, was in compliance with the policy limit of 15% with a ratio of 15.8%. This ratio measures the net cash and short-term marketable assets of $50 million to the net deposits and short-term liabilities of $318 million. The corporation’s dependency ratio complied with policy with a ratio of 13.647% at December 31, 2005. This ratio measures the net volatile liabilities to the earning assets less short-term investments.

Long-term liquidity is the ability of the bank to maintain its reputation in the market and to produce an acceptable return to its shareholders. Adverse effects of reputation deterioration could cause depositors and other funds providers as well as investors, to seek higher compensation and negatively impact the bank’s earnings and capital. If negative public opinion occurred, withdrawals of funding could become debilitating. The bank will take steps to minimize its reputation risk and the potential impact on liquidity. One step is to monitor its reliance on credit-sensitive funding. Another issue that is monitored is asset growth. Strategic consideration will be given to the development of new business. A significant component of reputation risk is the underlying credit underwriting process the financial institution. Continued stringent underwriting standards for both existing and for new business will be employed. Additionally, concentrations of credit will be closely monitored.

At December 31, 2005, we had outstanding loan origination commitments and unused commercial and commercial and retail lines of credit of $48.2 million. Letters of credit commitments totaling $14.3 million consisted of financial standby letters of credit of $8.2 million, performance standby letters of credit of $1.3 million and commercial letters of credit of $4.8 million. We anticipate that we will have sufficient funds available to meet current origination and other lending commitments. As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of securities, sale of loans and/or the temporary curtailment of lending activities. Certificates of deposit that are scheduled to mature within one year totaled approximately $100.9 million at December 31, 2005. We expect to retain a substantial majority of these certificates of deposit.

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

Gap Analysis is the analytical tool that places maturing and repricing assets and liabilities into time buckets to measure the short and long term pricing imbalances for a given period. The broad guidelines set by Security Capital Corporation for this measure are set in time frames of three months, six months, and twelve months with a +/- cumulative gap position limit of 30%. Earnings at Risk (EAR), another analysis tool, is considered management’s best source of managing short-term interest rate risk (in a one-year time frame.) The EAR variance is the percentage change in net interest income over 12 months relative to the base case scenario (with rates being flat) for a +/- instantaneous parallel movement. The first limit or level is set at 10% of net interest income which will serve as a warning to management. The second level of 15% represents a risk earnings and is not acceptable to management. When this occurs, an explanation of the variance is reported to Asset/Liability Committee and to the Board of Directors with an action plan to decrease the variance. Among the possible actions are loan sales, use of FHLB borrowings and investment portfolio restructuring. Economic Value of Equity is the tool for measuring long-term interest rate risk. This tool measures the long-term safety and soundness of the institution being compromised for the sake of short-term results. The two limits of Economic Value of Equity are level I designated having a variance of 30-39% and level II designated having a variance of 40% or higher and uses the same concern or action level as for Earnings at Risk

The analysis performed using December 31, 2005, data projecting for the period ending December 31, 2006, reflected the net interest income at $18.8 million. There were no exceptions to policy for the 12 month period. Return on Assets and Return on Equity at 1.88% and 17.13%, respectively, compare to December 31, 2005, actuals at 1.57% and 14.16%, respectively. The model for December 31, 2005, though shows a neutral position to changes in rates, has shifted to a liability sensitive status as compared to the model for December 31,2004, which reflected an asset sensitive status. In the current model, the net interest income decreases .50% in the 200 ramp up and decreases .60% in the up 100 ramp. Economic Value of Equity increased 28.3% in the up 200 ramp. The down 200 ramp results in an increase to net interest income of 2.8% which is well within the policy limit of 10%. As rates move down 100 basis points we see a decrease in net interest income of .60%. The model shows a “best place” position of reaping some benefit if rates fall and only a slight risk if rates continue to rise.

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

In 2003, funds available for use were basically provided by net income adjusted for non-cash transactions for a total of $6.9 million, maturities and calls of securities of $47 million, long-term debt advances of $3.3 million and withdrawal of certificates of deposits of $1.3 million. The major use of the funds provided was to invest $52.8 million in securities and $16.9 million in loans. Further funding was provided by the increase of deposits of $22.8 million. Other cash uses during 2003 were to fund the cash dividends paid on common stock ($2.2 million) and to retire debt of $4 million.

In 2004, the funds provided by operation activities totaled $6.4 million. The funds available from operations, maturitie, calls and sales of securities of $36 million, and increases in deposits of $45 million were used to invest in securities of $59 million and in loans of $30 million. Other major uses of funds were cash dividends of $2.5 million and investment in buildings and locations of $2.9 million.

In 2005, the funds provided by operations totaled $5.8 million. The increase in loans of $63.6 million demanded funding from the redemption of federal funds sold of $14 million, an increase in borrowings of approximately $19 million (which includes federal funds purchased), and an increase in deposits of $21.3 million. Other uses of fundings were a $2 million purchase of bank owned life insurance, $2.6 million in dividends paid, and a $4.5 million capitalization for premises. A net decrease of $9.4 between purchases and maturities in investment in securities assisted in providing for the expenditures in 2005.

Table 14 - Funding Uses and Sources details the main components of cash flows for 2003 thru 2005.

Table 14 - Funding Uses and Sources
(Dollars in thousands)
2005					2004				2003
		Increase				Increase				Increase
Average		(Decrease	)%		Average	(Decrease	)%		Average	(Decrease	)%
Balance		Amount		Change	Balance	Amount		Change	Balance	Amount		Change
Funding Uses
Loans	271,323	50,014		22.60	221,309	23,495		11.88	197,814	18,519		10.33
Securities*	92,679	-3,540		-3.68	96,219	10,637		12.43	85,582	19,164		28.85
Federal Funds Sold	3,567	-921		-20.52	4,488	-924		-17.07	5,412	-496		-8.40
367,569		45,553		14.15	322,016	33,208		11.50	288,808	37,187		14.78

Funding Sources
Noninterest Bearing Deposits
Demand Deposits	57,954	6,397		12.41	51,557	4,523		9.62	47,034	5,482		13.19
Savings Deposits	245	4		1.66	241	15		6.64	226	13		6.10
Interest Bearing Deposits
Demand Deposits	145,036	21,821		17.71	123,215	29,806		31.91	93,409	13,459		16.83
Savings Deposits	29,420	2,757		10.34	26,663	3,883		17.05	22,780	4,653		25.67
Time Deposits	117,127	3,002		2.63	114,125	-873		-0.76	114,998	4,809		4.36
Borrowings	18,038	9,311		106.69	8,727	-118		-1.33	8,845	-1,589		-15.23
	367,820	43,292		13.34	324,528	37,236		12.96	287,292	26,827		10.30

*Cost basis is used for securities instead of market values.

Table 15 - Liquidity and Interest Rate Sensitivity reflects interest earning assets and interest-bearing liabilities by maturity distribution. Product lines repricing in time periods predetermined by contractual agreements are included in the respective maturity categories.

Table 15 - Liquidity; Interest Rate Sensitivity
As of December 31, 2005
(Dollars in thousands)

	Less	Over 3 Mos	Over 1 yr	Over
3 Mos		thru 1 Yr	thru 3 Yrs	3 Yrs	Total
Interest Earning Assets
Loans	107,705	91,001	62,046	37,193	297,945
Short-Term Investments	931	-	-	-	931
Investment Securities	4,215	12,419	24,322	41,496	82,452
Other	-	-	-	5,556	5,556
Total Interest Earning Assets	112,851	103,420	86,368	84,245	386,884

Interest Bearing Liabilities
NOW	30,373	-	6,170	37,543	74,086
Money Market	45,541	-	1,716	10,393	57,650
Savings Deposits	24,713	-	927	5,251	30,891
Time Deposits	37,828	63,111	20,733	7,385	129,057
Short-Term Borrowings	16,105	-	-	-	16,105
Long-Term Borrowings	148	456	3,299	9,088	12,991
Total Interest Bearing Liabilities	154,708	63,567	32,845	69,660	320,780

Rate Sensitive Assets (RSA)	112,851	216,271	302,639	386,884	386,884
Rate Sensitive Liabilities (RSL)	154,708	218,275	251,120	320,780	320,780
Rate Sensitive Gap	-41,857	39,853	53,523	14,585	66,104
Rate Sensitive Cumulative Gap	-41,857	-2,004	51,519	66,104	66,104
Cumulative % of Earning Assets	-10.82%	-0.52%	13.32%	17.09%	17.09%
Cumulative % of Total Assets	-12.30%	-0.59%	15.14%	19.43%	19.43%

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

As of December 31, 2005, Security Capital Corporation had a neutral gap of 1.85% in the base case.

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

Income Sensitivity :
Based on simulation modeling at December 31, 2005, and December 31, 2004, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Table 15A - Change in Net Interest Income Over One Year Horizon

	(Dollars in Thousands)
	at December 31, 2005			at December 31, 2004
Dollar	%	%		Dollar	%
Changes in Levels of Interest Rates	Change		Change	Change		Change

Increase 2.00%	-$102		0.50%	$285		1.74%
Increase 1.00%	-109		0.60%	185		1.13%
Decrease 1.00%	259		1.40%	-306		-1.87%
Decrease 2.00%	518		2.80%	-542		-3.32%

As of December 31, 2004, the asset sensitivity is evident as reflected in the projected 1.74% increase in the up 200 ramp. The down 200 ramp as of December 31, 2004, results in a decrease to net interest income of 3.32%, well within the policy limit of (10%). Analysis of the simulation presented indicates as of December 31, 2005, there is little short term interest rate risk due to the projected increase in net interest income of 2.80% in a down 200 basis point rate ramp.

Capital Adequacy

Security Capital Corporation and First Security Bank are subject to various regulatory capital guidelines as required by federal and state banking agencies, as discussed in greater detail under Item 1 hereof. These guidelines define the various components of core capital and assign risk weights to various categories of assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal regulatory agencies to define capital tiers. These are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under these regulations, a “well-capitalized” institution must achieve a Tier I risk-based capital ratio of at least 6.00%, and a total capital ratio of at least 10.00%, and a leverage ratio of at least 5.00% and not be under a capital directive order. Failure to meet capital requirements can initiate regulatory action that could have a direct material effect on Security Capital Corporation’s financial statements. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions, asset growth and expansion is limited, in addition to the institution being required to submit a capital restoration plan.

Management believes Security Capital Corporation and First Security Bank meet all the capital requirements as of December 31, 2005, as noted below in Table 16 - Capital Ratios, and is well-capitalized under the guidelines established by the banking regulators. To be well-capitalized, Security Capital Corporation and First Security Bank must maintain the prompt corrective action capital guidelines described above.

Security Capital Corporation increased the amount of dividends paid to $2,611,400 in 2005, compared to $2,484,937 in 2004, an increase of $126,463or 5.09%.

Table 16 - Capital Ratios
(Dollars in thousands)

	As of December 31,
	2005	2004	2003
Tier 1 Capital

Total Tier 1 Capital	43,568	39,486	35,690

Total Capital
Tier 1 Capital	43,568	39,486	35,690
Allowable Allowance for Loan Losses	3,899	3,373	2,940

Total Capital	47,467	42,859	38,630

Risk Weighted Assets

Net Average Assets	426,707	378,931	334,653

Total Risk Weighted Assets	330,071	271,296	234,441

Risk Based Ratios
Tier 1 Leverage Ratio	10.21	10.42	10.79
Tier 1 Risk Based Capital Ratio	13.20	14.55	15.22
Total Risk Based Capital Ratio	14.38	15.80	16.48

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements existing at December 31, 2005.

Tabular Disclosure of Contractual Obligations

Tabular Disclosure of Contractual Obligations
(in thousands)

		Payment due by period
Less than			1 to 3	3 to 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$12,991	$572	$3,233	$2,359	$6,827

Capital Lease Obligations	19	10	9	-	-

Operating Lease Obligations	-	-	-	-	-

Purchase Obligations	-	-	-	-	-

Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP	-	-	-	-	-

Total	$13,010	$582	$3,242	$2,359	$6,827

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential of loss arising from adverse changes in interest rates and prices. The Company is exposed to market risk as a consequence of the normal course of conducting its business activities. Financial products that expose the Company to market risk include investment securities, loans, deposits and debt. The Company's market risk management process involves measuring, monitoring, controlling and managing risks that can significantly impact the Company's financial position and operating results. In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance and shareholder value, while limiting the volatility of each. Normal business transactions expose the Company's balance sheet profile to varying degrees of market risk. The Company's primary market risk exposure is interest rate risk. A key element in the process of managing market risk involves oversight by senior management and the Board of Directors as to the level of such risk assumed by the Company in its balance sheet. The Board of Directors reviews and approves risk management policies, including risk limits and guidelines and delegates oversight functions to the Asset Liability Management Committee ("ALCO"). The ALCO, consisting of senior business and finance officers, monitors the Company's market risk exposure and as market conditions dictate, modifies balance sheet positions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SECURITY CAPITAL CORPORATION

SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31,

	2005	2004	2003	2002	2001
	(In thousands, except per share data)
INCOME DATA
Interest and fees on loans	$20,570	$15,042	$13,584	$13,175	$15,817
Interest and dividends on securities	3,643	3,826	3,256	3,210	3,506
Other interest income	245	224	169	462	511
Total interest income	24,458	19,092	17,009	16,847	19,834
Interest expense	6,907	4,139	3,955	4,760	7,744
Net interest income	17,551	14,953	13,054	12,087	12,090
Provision for loan losses	1,440	637	546	672	701
Net interest income after provision for
loan losses	16,111	14,316	12,508	11,415	11,389
Service charges on deposit accounts	4,333	3,876	3,758	3,671	3,456
Other income	1,818	1,781	1,908	1,484	1,135
Total noninterest income	6,151	5,657	5,666	5,155	4,591
Salaries and employee benefits	8,588	7,607	6,649	6,145	5,598
Occupancy and equipment expense	1,553	1,236	1,311	1,277	1,143
Other expenses	2,807	2,567	2,658	2,670	2,814
Total noninterest expenses	12,948	11,410	10,618	10,092	9,555

Income before income taxes	9,314	8,563	7,556	6,478	6,425
Income taxes	2,707	2,431	2,039	1,666	1,814

Net income	$6,607	$6,132	$5,517	$4,812	$4,611

PER SHARE DATA (1)
Net income - basic	$2.53	$2.35	$2.12	$1.85	$1.77
Dividends	1.00	.95	.86	.78	.70
Book value	18.07	16.72	15.69	14.54	13.22

OTHER RATIOS
Return on average assets	1.57	1.65	1.66	1.60	1.62
Return on equity	14.16	14.22	13.73	13.45	13.78
Loans to deposits	83.98	70.29	70.87	70.60	72.33
Loans to total assets	68.36	60.06	60.08	59.42	61.08
Equity capital to total assets	10.83	11.24	12.01	12.00	12.36
Average equity to average assets	11.12	11.61	12.12	11.94	11.73
Dividend payout ratio	39.52	40.52	40.66	42.04	39.47

FINANCIAL DATA
Total assets	$435,876	$390,274	$340,253	$315,596	$278,512
Net loans	294,046	230,805	200,759	184,060	167,079
Total deposits	354,766	333,458	288,442	265,597	235,192
Total shareholders' equity	47,187	43,870	40,848	37,857	34,429

(1)	Restated for stock dividends

SECURITY CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 and 2004

	2005	2004
ASSETS	(In thousands)

Cash and due from banks	$19,138	$15,662
Interest-bearing deposits with banks	539	426
Total cash and cash equivalents	19,677	16,088

Federal funds sold	-	14,000
Certificates of deposit with other banks	392	591

Securities available-for-sale	78,949	96,669
Securities held-to-maturity (estimated fair value
of $2,063 in 2005 and $2,052 in 2004)	2,047	2,050
Securities, other	1,456	1,259
Total securities	82,452	99,978
Loans, less allowance for loan losses of
$3,899 in 2005 and $3,598 in 2004	294,046	230,805
Interest receivable	4,015	3,138
Premises and equipment	18,706	14,959
Intangible assets	3,874	3,874
Cash surrender value of life insurance	5,670	3,476
Customers' liability on acceptances	3,205	1,762
Other assets	3,839	1,603
Total Assets	$435,876	$390,274

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing deposits	$63,082	$53,502
Interest-bearing deposits	291,684	279,956
Total deposits	354,766	333,458
Interest payable	1,038	595
Acceptances outstanding	3,205	1,762
Federal funds purchased	15,000	-
Borrowed funds	14,096	10,131
Other liabilities	584	458
Total liabilities	388,689	346,404
Shareholders' equity:
Common stock - $5 par value, 5,000,000 shares
authorized, 2,622,878 shares and 2,498,504
shares issued in 2005 and 2004, respectively	13,114	12,493
Surplus	31,380	27,826
Retainedearnings	3,003	3,106
Accumulated other comprehensive income	(255)	510
Treasury stock, at par, 11,058 shares and
13,087 shares in 2005 and 2004, respectively	(55)	(65)
Total shareholders' equity	47,187	43,870
Total Liabilities and Shareholders' Equity	$435,876	$390,274

The accompanying notes are an integral part of these statements.

SECURITY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$20,570	$15,042	$13,584
Interest and dividends on securities
Taxable	1,705	1,966	1,597
Tax-exempt	1,938	1,860	1,659
Other	245	224	169
Total interest income	24,458	19,092	17,009

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	1,452	850	936
Interest on other deposits	4,712	2,940	2,675
Interest on borrowed funds	743	349	344
Total interest expense	6,907	4,139	3,955

Net interest income	17,551	14,953	13,054

Provision for loan losses	1,440	637	546
Net interest income after provision for loan losses	16,111	14,316	12,508

OTHER INCOME
Service charges on deposit accounts	4,333	3,876	3,758
Other service charges and fees	388	325	299
Trust Department income	978	911	876
Securities gains (losses), net	(52)	(12)	1
Gains (losses) on sale of other assets, net	67	224	423
Other	437	333	309
Total other income	6,151	5,657	5,666

OTHER EXPENSE
Salaries and employee benefits	8,588	7,607	6,649
Net occupancy expense	801	713	766
Furniture and equipment expense	752	523	545
Printing, stationery, and supplies	250	194	251
Data processing	301	280	254
Directors' fees	259	247	234
Professional fees	143	183	232
Other	1,854	1,663	1,687
Total other expense	12,948	11,410	10,618

Income before income taxes	9,314	8,563	7,556
Income taxes	2,707	2,431	2,039

Net income	$6,607	$6,132	$5,517

Basic net income per share	$2.53	$2.35	$2.12

                        The accompanying notes are an integral part of these statements.

SECURITY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In thousands)

						Accumulated
						Other
	Comprehensive	Common		Retained	Treasury	Comprehensive
	Income	Stock	Surplus	Earnings	Stock	Income	Total

Balance, January 1, 2003		$11,338	$22,311	$2,681	$(100)	$1,627	$37,857

Comprehensive income:
Net income for 2003	$5,517	-	-	5,517	-	-	5,517
Net change in unrealized gain (loss) on
securities available-for-sale, net of tax	(342)	-	-	-	-	(342)	(342)
Comprehensive income	$5,175

Cash dividends paid		-	-	(2,243)	-	-	(2,243)
5% stock dividend		562	2,502	(3,064)	-	-	-
Purchase of fractional shares		-	(8)	-	(2)	-	(10)
Reissuance of treasury stock		-	57	-	12	-	69

Balance, December 31, 2003		11,900	24,862	2,891	(90)	1,285	40,848

Comprehensive income:
Net income for 2004	$6,132	-	-	6,132	-	-	6,132
Net change in unrealized gain (loss) on
securities available-for-sale, net of tax	(775)	-	-	-	-	(775)	(775)
Comprehensive income	$5,357

Cash dividends paid		-	-	(2,485)	-	-	(2,485)
5% stock dividend		593	2,839	(3,432)	-	-	-
Purchase of fractional shares		-	(10)	-	(2)	-	(12)
Purchase of treasury stock		-	(5)	-	(1)	(6)
Reissuance of treasury stock		-	140	-	28	-	168

Balance, December 31, 2004		$12,493	$27,826	$3,106	$(65)	$510	$43,870

Comprehensive income:
Net income for 2005	$6,607	-	-	6,607	-	-	6,607
Net change in unrealized gain (loss) on
securities available-for-sale, net of tax	(765)	-	-	-	-	(765)	(765)
Comprehensive income	$5,842

Cash dividends paid		-	-	(2,612)	-	-	(2,612)
5% stock dividend		621	3,477	(4,098)	-	-	-
Purchase of fractional shares		-	(13)	-	(2)	-	(15)
Reissuance of treasury stock		-	90	-	12	-	102

Balance, December 31, 2005		$13,114	$31,380	$3,003	$(55)	$(255)	$47,187
( Continued )

The accompanying notes are an integral part of these statements.

SECURITY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,607	$6,132	$5,517
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,440	637	546
Amortization of premiums and discounts on
securities, net	601	814	1,408
Depreciation and amortization	880	688	710
Deferred income taxes	(24)	242	37
FHLB stock dividend	(38)	(17)	(23)
(Gain) loss on sale of securities, net	52	12	(1)
(Gain) loss on sale of other assets, net	(67)	(224)	(423)
Changes in:
Interest receivable	(877)	(724)	285
Cash value of life insurance, net	(194)	(118)	(158)
Other assets	(4,550)	(2,271)	(761)
Interest payable	443	77	(196)
Other liabilities	1,569	1,158	(54)

Net cash provided by operating activities	5,842	6,406	6,887

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(19,284)	(58,568)	(50,482)
Proceeds of maturities and calls of securities
available-for-sale	28,386	24,481	47,090
Proceeds from sales of securities available for sale	6,746	11,680	-
Purchase of securities held to maturity	-	-	(2,054)
Purchase of other securities	(158)	(250)	(230)
Additions to premises and equipment	(4,545)	(2,900)	(451)
Proceeds of sale of other assets	284	550	898
Purchase of bank-owned life insurance	(2,000)	-	-
Changes in:
Loans	(63,629)	(30,318)	(16,918)
Federal funds sold	14,000	6,380	(4,620)
Certificates of deposits with other banks	199	(99)	1,359

Net cash used in investing activities	(40,001)	(49,044)	(25,408)

( Continued )

The accompanying notes are an integral part of these statements.

                              SECURITY CAPITAL CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Continued)                                             2005         2004       2003
(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	$(2,612)	$(2,485)	$(2,243)
Purchase of treasury stock	-	(6)	-
Reissuance of treasury stock	102	168	68
Purchase of fractional shares	(15)	(12)	(10)
Repayment of debt	(8,948)	(4,676)	(4,030)
Proceeds from issuance of debt	12,913	5,640	3,268
Changes in:
Deposits	21,308	45,015	22,845
Federal funds purchased	15,000	-	-

Net cash provided by financing activities	37,748	43,644	19,898

Net increase in cash and cash equivalents	3,589	1,006	1,377

Cash and cash equivalents at beginning of year	16,088	15,082	13,705

Cash and cash equivalents at end of year	$19,677	$16,088	$15,082

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:
Interest	$6,464	$4,061	$4,150
Income taxes	2,910	2,232	2,002
Noncash activities:
Transfers of loans to other real estate and
repossessed inventory	1,052	228	228

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

 2. Nature of Operations

The Corporation is a financial holding company. Its primary asset is its investment in its subsidiary bank. The Bank operates under a state bank charter and provides full banking services, including trust services. The Bank is subject to regulation by the Mississippi Department of Banking and Consumer Finance, and the Federal Deposit Insurance Corporation (FDIC). The area served by the Bank is primarily the northern half of Mississippi, and services are provided in branch locations at Batesville, Marks, Sardis, Como, Crenshaw, Olive Branch, Hernando, Robinsonville, Tunica, Pope, and Southaven. The operations of the Building Corporation and Insurance are not material in relation to the Corporation as a whole.

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

Trading Account Securities

Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2005 and 2004.

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

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either Financial Accounting Standards Board (FASB) Statement No. 5, "Accounting for Contingencies," or FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan." The allocated component of the allowance for loan losses reflects expected losses resulting from an analysis developed through specific credit allocations for individual or pools of loans and historical loss experience for each loan category. The specific allocations are based on a regular review of all loans where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using loss experience and the related internal gradings of loans charged off. The analysis is performed quarterly, and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes consideration of the amounts necessary for any concentrations and changes in portfolio mix and volume.

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

7. Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method at rates calculated to depreciate or amortize the cost of assets over their estimated useful lives.

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

9. Other Real Estate

Other real estate consists of properties acquired through foreclosure and is recorded at the lower of cost or current appraised value less estimated expense to sell. The Bank writes down other real estate annually in accordance with state banking regulations. Any write-down from the cost to estimated fair market value required at the time of foreclosure is charged to the allowance for loan losses. Subsequent gains or losses, including write-downs, on other real estate are reported in other operating income or expenses. At December 31, 2005, and 2004, other real estate of $558,000 and $165,223, respectively, is included in other assets.
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

11. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for each year. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if any dilutive potential common shares had been issued. For the three years ended December 31, 2005, there were no potential dilutive common shares. All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

11. Net Income per Share (Continued)

Presented below is a summary of the components used to calculate basic net income per share for the years ended December 31, 2005, 2004, and 2003 (as restated for stock dividends):

	2005	2004	2003
	(In thousands, except per share data)
Basic Net Income Per Share
Weighted average common shares outstanding	2,611	2,609	2,604
Net income	$6,607	$6,132	$5,517
Basic net income per share	$2.53	$2.35	$2.12

12. Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and noninterest-bearing and readily available interest-bearing deposits due from other banks.

13. Advertising

Advertising costs are expensed as incurred. Advertising expense for 2005 and 2004 was approximately $212,000 and $167,000, respectively.

14. Goodwill

Prior to 2002, goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities, was being amortized on a straight-line basis over the period of expected benefit of 15 years. Effective January 1, 2002, the Corporation and its subsidiaries adopted the provisions of FASB No. 142, "Goodwill and Other Intangible Assets." Under this statement, goodwill is no longer amortized over its estimated useful life, but is subject to an assessment for impairment using a fair value based test at least annually. If impaired, the asset is written down to its estimated fair value.

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

17. Business Segments

FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires public companies to report (i) certain financial and descriptive information about their reportable operating segments (as defined) and (ii) certain enterprise-wide financial information about products and services, geographic areas, and major customers. Management believes the Corporation's principal activity is community banking and that any other activities are not considered significant segments.

18. Reclassifications

Certain amounts reported in prior years have been reclassified to conform with the 2005 presentation. These reclassifications did not impact the Corporation's consolidated financial condition or results of operations.

19. Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (FSP) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Management applied the guidance in this FSP in 2005.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

19. Accounting Pronouncements (Continued)

SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on financial condition, results of operations, or liquidity.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations, or liquidity.

NOTE B - RESERVE REQUIREMENTS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2005 and 2004, was $2,123,000 and $5,385,000, respectively.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 2005 and 2004, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2005:	(In thousands)
Securities available-for-sale:
U. S. Government agencies	$11,491	$-	$316	$11,175
Mortgage-backed securities	21,254	42	426	20,870
State and local political
subdivisions	46,611	708	415	46,904

	$79,356	$750	$1,157	$78,949
Securities held-to-maturity:
State and local political
subdivisions	$2,047	$41	$25	$2,063

December 31, 2004:
Securities available-for-sale:
U. S. Government agencies	23,557	23	264	23,316
Mortgage-backed securities	22,371	192	144	22,419
State and local political
subdivisions	49,927	1,173	166	50,934

	$95,855	$1,388	$574	$96,669
Securities held-to-maturity:
State and local political
subdivisions	$2,050	$17	$15	$2,052

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES (Continued)

The scheduled maturities of securities at December 31, 2005, are as follows:

	Available-For-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Due in one year or less	$8,283	$8,270	$-	$-
Due after one year through five years	18,410	18,276	407	382
Due after five years through ten years	12,829	12,795	-	-
Due after 10 years	18,580	18,738	1,640	1,681
Mortgage-backed securities	21,254	20,870	-	-
	$79,356	$78,949	$2,047	$2,063

Investment securities with a carrying value of $52,314,000 and $68,603,000 at December 31, 2005 and 2004, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

Gross gains of $53,000 in 2005, $151,201 in 2004 and $1,000 in 2003, and gross losses of $105,000 in 2005, $162,763 in 2004 and $ -0- in 2003, were realized on securities available-for-sale.

The details concerning securities classified as available for sale with unrealized losses as of December 31, 2005 and 2004, were as follows:

	Losses < 12 Months		Losses 12 Months or >		Total
	(In thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2005
U. S. Government
agencies	$3,915	$76	$7,260	$240	$11,175	$316
Mortgage-backed
securities	11,439	274	7,432	152	18,871	426
State and local political
subdivisions	14,474	230	9,242	185	23,716	415

	$29,828	$580	$23,934	$577	$53,762	$1,157

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES (Continued)

	Losses < 12 Months		Losses 12 Months or >		Total
	(In thousands)
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2004
U. S. Government
agencies	$15,332	$264	$-	$-	$15,332	$264
Mortgage-backed
securities	12,203	140	1,133	4	13,336	144
State and local political
Subdivisions	15,530	163	303	3	15,833	166

	$43,065	$567	$1,436	$7	$44,501	$574

The details concerning securities classified as held to maturity with unrealized losses as of December 31, 2005 and 2004, were as follows:

	Losses < 12 Months		Losses 12 Months or >		Total
	(In thousands)
	Gross	Gross	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2005
State and local political
subdivisions	$-	$-	$382	$25	$382	$25

2004
State and local political
subdivisions	$201	$6	$194	$9	$395	$15

As of December 31, 2005, approximately 52% of the number of securities in the portfolio reflected an unrealized loss. Management is of the opinion the Corporation has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Management also believes the deterioration in value is attributable to changes in market interest rates and not to the credit quality of the issuer.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - LOANS

Major classifications of loans were as follows:
	December 31,
	2005	2004
	(In thousands)

Commercial, financial and agricultural	$30,826	$28,077
Real estate - construction and development	86,404	49,189
Real estate - mortgage	149,602	124,911
Installment loans to individuals	28,833	29,898
Other	2,280	2,328
	297,945	234,403
Less allowance for loan losses	(3,899)	(3,598)
	$294,046	$230,805

Included in the above are customer demand deposits in overdraft status of approximately $397,000 at December 31, 2005, and $582,000 at December 31, 2004.

Transactions in the allowance for loan losses were as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Balance at beginning of year	$3,598	$3,665	$3,455
Charge-offs during year	(1,617)	(1,128)	(710)
Recoveries on loans previously
charged off	478	424	374
Provision charged to operating expense	1,440	637	546

Balance at end of year	$3,899	$3,598	$3,665

At December 31, 2005 and 2004, the recorded investment in loans considered to be impaired totaled approximately $609,000 and $641,000, respectively. The allowance for loan losses related to these loans approximated $550,000 and $166,000 at December 31, 2005 and 2004, respectively. The average recorded investment in impaired loans during the years ended December 31, 2005 and 2004, was approximately $543,000 and $687,000, respectively. For the years ended December 31, 2005, 2004, and 2003, the amount of income recognized on impaired loans was immaterial. At December 31, 2005 and 2004, nonaccrual loans amounted to approximately $15,000 and $172,000, respectively, and loans past due ninety days or more and still accruing interest amounted to approximately $786,000 and $724,000, respectively.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

	Estimated Useful	December 31,
	Life in Years	2005	2004
	(In thousands)

Land	-	$4,795	$3,471
Buildings and improvements	10-40	14,132	11,981
Furniture and equipment	3-10	6,055	5,033
		24,982	20,485
Less accumulated depreciation and amortization		(6,276)	(5,526)

		$18,706	$14,959

The amount charged to operating expense for depreciation was $798,000 for 2005, $623,000 for 2004, and $626,000 for 2003.

NOTE F - TIME DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more for 2005 and 2004 was $59,438,000 and $48,684,000, respectively.

Projected maturities of time deposits included in interest-bearing deposits at December 31, 2005, are as follows (in thousands):

Year	Amount

2006	$100,924
2007	19,387
2008	1,362
2009	1,967
2010	1,699
Thereafter	3,718

$129,057

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - BORROWED FUNDS

Borrowed funds consisted of the following:
	December 31,
	2005	2004
	(In thousands)

FHLB advances	$12,991	$8,634
Treasury tax and loan note	1,105	1,497

	$14,096	$10,131

The Bank has outstanding advances from the FHLB under a blanket agreement for advances and a security agreement (Agreements). The Agreements entitle the Bank to borrow funds from FHLB to fund mortgage loan programs and to satisfy certain other funding needs. Advances from the FHLB have maturity dates ranging from March, 2007, through August, 2025. Interest is payable monthly at rates ranging from 2.335% to 6.575%. The advances are collateralized by FHLB capital stock, amounts on deposit with the FHLB, and a blanket lien on first mortgage, small business, and agricultural loans equal to the advances outstanding. FHLB advances available and unused at December 31, 2005, totaled $68.7 million.

The treasury tax and loan note generally matures within one to sixty days from the transaction date. Interest is paid at an adjustable rate as set by the U. S. Government.

Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis.

Annual principal repayment requirements on FHLB borrowings at December 31, 2005, are as follows:

Year	Amount
(In thousands)

2006	$572
2007	1,602
2008	1,631
2009	1,662
2010	697
Thereafter	6,827

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - EMPLOYEE RETIREMENT PLANS

The Bank has a defined contribution plan which incorporates the provisions of a deferred compensation plan [401(k)] covering all employees who perform 1,000 hours of service annually, have one year of service and are age twenty-one or older. The Bank’s contribution is 2% of salaries, and employees may contribute up to 15% of their salary which is matched by the Bank up to an additional 3%. Additional Bank contributions are subject to Board discretion. The Bank’s contribution was approximately $248,000 for 2005, $223,000 for 2004, and $213,000 for 2003.

The Bank also has an employee stock ownership plan (ESOP) covering the same group of employees as the 401(k) plan, which is funded at the discretion of the Board. The ESOP invests primarily in the stock of Corporation. Dividends on ESOP shares are recorded as a reduction of retained earnings and the shares are considered outstanding for earnings per share computation. Bank contributions were approximately $261,000 for 2005, $232,000 for 2004, and $196,000 for 2003. The ESOP held 193,516 and 186,376 shares of Corporation common stock, 192,215 and 184,129 of which were allocated shares, at December 31, 2005 and 2004, respectively.

NOTE I - COMPREHENSIVE INCOME

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting amounts that are displayed as part of other comprehensive income. The disclosures of the reclassification amounts are as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Net change in unrealized (losses) gains on
available-for-sale securities	$(1,221)	$(1,235)	$(546)
Reclassification adjustment for net losses
(gains) realized in income	52	12	(1)
Net unrealized (gains) losses	(1,169)	(1,223)	(547)
Tax effect	404	448	205

Net change in unrealized gains (losses) on
securities available-for-sale, net of tax	$(765)	$(775)	$(342)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - INCOME TAXES

The provision for income taxes including the tax effects of securities transactions is as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Current:
Federal	$2,352	$1,901	$1,746
State	379	288	256
Deferred	(24)	242	37

	$2,707	$2,431	$2,039

The difference between the total expected tax expense at the federal tax rate and the reported income tax expense is as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Tax on income before income taxes	$3,167	$2,911	$2,569
Increase (decrease) resulting from:
Tax-exempt income	(719)	(639)	(623)
Disallowed interest expense	54	33	29
State income taxes, net of federal benefit	250	190	169
Other, net	(45)	(64)	(105)

	$2,707	$2,431	$2,039

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - INCOME TAXES (Continued)

The components of the net deferred tax included in the consolidated balance sheets are as follows:

	December 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,266	$1,152
Unrealized loss on securities
available for sale	152	-
Other	14	10
	1,432	1,162

Deferred tax liabilities:
Premises and equipment	(168)	(174)
Unrealized gain on securities
available for sale	-	(304)
Other	(580)	(479)
	(748)	(957)
Net deferred tax asset	$684	$205

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
	Contractual Amount
	2005	2004
	(In thousands)

Commitments to extend credit	$48,228	$41,901
Credit card arrangements	2,253	2,227
Letters of credit	14,251	15,655

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

many of them expire without being drawn upon, they do not generally present any significant liquidity risk. No significant losses on commitments were incurred during the three years ended December 31, 2005, nor are any significant losses as a result of these transactions anticipated.

The Bank leases property for branch offices under a noncancellable lease agreement that expires in 2007. The lease is for a five-year period with an option to renew. The total minimum rental commitment at December 31, 2005, under the leases is approximately $19,200 which is due as follows:

Year	Amount

2006	$9,600
2007	9,600
2008	-
2009	-
2010	-
$19,200

The annual rental expense was $9,600 for 2005, 2004, and 2003.

The Bank has a contract with HBE Financial Facilities for the construction of a new facility in Olive Branch, Mississippi, located on Goodman Road at an amount of $1,886,848 with a remaining commitment at December 31, 2005, of $1,736,968. The anticipated completion of the construction and the commitment is scheduled for late in 2006. The Bank has a contract at an amount of $1,387,735 with Tri-Star Mechanical for the construction of a new facility in Robinsonville, Mississippi. The remaining commitment at December 31, 2005 of $1,271,610 is anticipated to be completed in July of 2006.

The Bank is a defendant in various pending and threatened legal actions arising in the normal course of business. In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of these matters will not have a material effect on the consolidated financial statements.

NOTE L - RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices and are within applicable regulatory and lending limitations. Such loans amounted to approximately $2,254,000 and $1,795,000 at December 31, 2005 and 2004, respectively.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - REGULATORY MATTERS

Banking regulations require the Bank to maintain certain capital levels and limit the dividends paid by the Bank to the holding company. Dividends paid by the Bank to the Corporation are the primary source of funds for dividends by the Corporation to its shareholders.

The Corporation and its subsidiary bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its subsidiary must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted average total assets (leverage). Management’s contention is that, as of December 31, 2005, the Corporation and its subsidiary bank exceed all capital adequacy requirements.

At December 31, 2005, the Bank was categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action. A financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a Tier 1 leverage capital ratio of 5% or more. There are no conditions or anticipated events that, in the opinion of management, would change the categorization.

The actual capital amounts and ratios at December 31, 2005 and 2004, are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

	Security Capital
	Corporation
	(Consolidated)		Bank
	Amount	Ratio	Amount	Ratio
	($ In Thousands)
December 31, 2005:
Total risk-based	$47,467	14.4%	$45,417	13.8%
Tier 1 risk-based	43,568	13.2%	41,518	12.7%
Tier 1 leverage	43,568	10.2%	41,518	9.8%

December 31, 2004:
Total risk-based	$42,859	15.8%	$40,884	15.2%
Tier 1 risk-based	39,486	14.6%	37,511	13.9%
Tier 1 leverage	39,486	10.4%	37,511	9.9%

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - REGULATORY MATTERS (Continued)

The minimum amounts of capital and ratios as established by banking regulators at December 31, 2005 and 2004, were as follows:

	Security Capital
	Corporation
	(Consolidated)		Bank
	Amount	Ratio	Amount	Ratio
	($ In Thousands)
December 31, 2005:
Total risk-based	$26,406	8.0%	$26,247	8.0%
Tier 1 risk-based	13,203	4.0%	13,123	4.0%
Tier 1 leverage	12,801	3.0%	12,747	3.0%

December 31, 2004:
Total risk-based	$21,704	8.0%	$21,571	8.0%
Tier 1 risk-based	10,851	4.0%	10,785	4.0%
Tier 1 leverage	11,368	3.0%	11,325	3.0%

NOTE N - DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents - For such short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities - For securities held as investments, fair value equals market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value of other securities, which consist of FHLB, First National Banker’s Bankshares, and Federal Agricultural Mortgage Corporation, is estimated to be the carrying value which is par.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Loans - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair values of demand deposits are, as required by Statement No. 107, equal to the carrying value of such deposits. Demand deposits include noninterest-bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts. The fair value of variable rate term deposits, those repricing within six months or less, approximates the carrying value of these deposits. Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits repricing after six months. The discount rate used is based on interest rates currently being offered on comparable deposits as to amount and term.

FHLB and Other Borrowings - The fair value of the fixed rate borrowings are estimated using discounted cash flows, based on current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of any variable rate borrowings approximates their fair values.

Off-Balance Sheet Instruments - Fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value until such commitments are funded or closed. Management has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

The estimated fair values of the financial instruments, none of which are held for trading purposes, were as follows:

	December 31, 2005		December 31, 2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)
Financial assets:
Cash and cash equivalents	$19,677	$19,677	$16,088	$16,088
Federal funds sold	-	-	14,000	14,000
Certificates of deposit with
other banks	392	392	591	591
Securities available-for-sale	78,949	78,949	96,669	96,669
Securities held-to-maturity	2,047	2,063	2,050	2,052
Securities, other	1,456	1,456	1,259	1,259
Loans	294,046	272,375	230,805	215,967
Financial liabilities:
Noninterest-bearing deposits	63,082	63,082	53,502	53,502
Interest-bearing deposits	291,684	290,334	279,956	278,908
FHLB and other borrowings	29,096	29,096	10,131	10,086

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

NOTE P - CONDENSED PARENT COMPANY STATEMENTS

Balance sheets as of December 31, 2005 and 2004, and statements of income and cash flows for the years ended December 31, 2005, 2004, and 2003, of Security Capital Corporation (parent company only) are presented below:

BALANCE SHEETS
	December 31,
	2005	2004
	(In thousands)
Assets
Cash and cash equivalents	$23	$116
Investment in subsidiaries	45,730	42,489
Land	2,173	994
Other assets	243	317

	$48,169	$43,916
Liabilities and Shareholders' Equity
Notes payable	$930	$-
Other liabilities	52	46
Shareholders' equity	47,187	43,870

	$48,169	$43,916

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - CONDENSED PARENT COMPANY STATEMENTS (Continued)

STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Income
Dividends from subsidiary	$2,695	$2,420	$2,530
Gain on sale of other asset	-	-	406
Other	53	10	10
	2,748	2,430	2,946

Expense	202	151	177
Income before income taxes and equity in
undistributed earnings of subsidiaries	2,546	2,279	2,769
Income tax (expense) benefit	56	50	(78)
Income before equity in undistributed earnings
of subsidiaries	2,602	2,329	2,691
Equity in undistributed earnings of subsidiaries
in excess of dividends	4,005	3,803	2,826

Net income	$6,607	$6,132	$5,517

( Continued )

SECURITY CAPITAL CORPORATION

                                                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - CONDENSED PARENT COMPANY STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Cash Flows From Operating Activities
Net income	$6,607	$6,132	$5,517
Equity in subsidiaries’ earnings	(4,005)	(3,803)	(2,826)
Gain on sale of other asset	-	-	(406)
Other, net	80	(68)	234

Net cash provided by operating activities	2,682	2,261	2,519

Cash Flows From Investing Activities
Purchases of assets	(1,179)	(1,204)	-
Proceeds from sale of other asset	-	-	406
Other, net	(2)	-	-

Net cash provided by (used in) investing activities	(1,181)	(1,204)	406

Cash Flows From Financing Activities
Dividends paid on common stock	(2,611)	(2,485)	(2,243)
Issuance of debt	930	-	-
Other, net	87	150	58

Net cash used in financing activities	(1,594)	(2,335)	(2,185)

Net increase (decrease) in cash and cash equivalents	(93)	(1,278)	740
Cash and cash equivalents at beginning of year	116	1,394	654

Cash and cash equivalents at end of year	$23	$116	$1,394

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS (UNAUDITED)

	Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
2005
Total interest income	$5,332	$5,906	$6,493	$6,727
Total interest expense	1,287	1,595	1,893	2,132
Net interest income	4,045	4,311	4,600	4,595
Provision for loan losses	185	185	465	605
Net interest income after provision for
loan losses	3,860	4,126	4,135	3,990
Total noninterest income, excluding
securities gains (losses)	1,492	1,555	1,616	1,556
Securities gains (losses)	7	-	(16)	(43)
Total noninterest expenses	3,075	3,269	3,325	3,295
Income taxes	657	593	754	703

Net income	1,627	1,819	1,656	1,505
Per share: (1)
Net income	$.62	$.70	$.63	$.58
Cash dividends declared	-	-	-	1.00

(1) Restated for stock dividends.

( Continued )

SECURITY CAPITAL CORPORATION

                                                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS (UNAUDITED) (Continued)

	Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
2004
Total interest income	$4,392	$4,610	$4,969	$5,121
Total interest expense	949	956	1,061	1,173
Net interest income	3,443	3,654	3,908	3,948
Provision for loan losses	163	144	148	182
Net interest income after provision for
loan losses	3,280	3,510	3,760	3,766
Total noninterest income, excluding
securities gains (losses)	1,313	1,720	1,409	1,350
Securities gains (losses)	-	33	(45)	-
Total noninterest expenses	2,716	2,988	2,852	2,977
Income taxes	485	644	532	770

Net income	$1,392	$1,631	$1,740	$1,369

Per share: (1)
Net income	$.53	$.62	$.67	$.52
Cash dividends declared	-	-	-	1.00

(1)	Restated for stock dividends.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Security Capital Corporation

We have audited the accompanying consolidated balance sheets of Security Capital Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Security Capital Corporation and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ T. E. LOTT & COMPANY

Columbus, Mississippi
January 18, 2006

TEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As defined by the Securities and Exchange Commission in Exchange Act Rules 13a-15(e), a company's "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

As of December 31, 2005 (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Exchange Act Rules. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficiently effective to ensure that material information relating to the Company and required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Controls

Subsequent to the Evaluation Date, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Included under the heading "Information Concerning Nominees and Directors" in the Company's Proxy Statement dated April 7, 2006, and incorporated by reference herein.

The Company's Board of Directors has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. A copy of this Code of Ethics can be found at the Company's internet website at www.firstsecuritybk.com. The Company intends to disclose any amendments to its Code of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, on the Company's internet website within five business days following such amendment or waiver. The information contained on or connected to the Company's internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Included under the heading "Executive Compensation" in the Company's Proxy Statement dated April 7, 2006, and incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND RELATED STOCKHOLDER   MATTERS

Included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement dated April 7, 2006, and incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Included under the heading "Certain Relationship and Related Transactions” in the Company's Proxy Statement dated April 7, 2006, and incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Included under the heading "Independent Public Accountants and Fees" in the Company's Proxy Statement dated April 7, 2006, and incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

Documents Filed as Part of This Annual Report on Form 10-K

(a)	Independent Registered Public Accountants’ Report

(b)	Consolidated Financial Statements - See the Financial Statements included in Item 8.

(c)
Financial Statement Schedules - Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.

(d)
Exhibits - The exhibits filed as part of this Annual Report on Form 10-K are identified in the Exhibit Index, which Exhibit Index specifically identifies those exhibits that describe or evidence all management contracts and compensation plans or arrangements required to be filed as exhibits to this report. Such Exhibit Index is incorporated herein by reference.

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Security Capital Corporation

Date: March 30, 2006  By /s/ Frank West
Frank West, Chief Executive Officer

Date: March 30, 2006  By /s/ Connie Hawkins
Connie Hawkins, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:	March 30, 2006
  /s/ Larry Pratt, Director

DATE:	March 30, 2006
/s/ Frank West, Director

DATE:	March 30, 2006
/s/ Laney Funderburk, Director

DATE:	March 30, 2006
/s/ Joe Brown, Director

DATE:	March 30, 2006
/s/ Ben Smith, Director

DATE:	March 30, 2006
/s/ G. E. McKittrick, Director

DATE:	March 30, 2006
/s/ Will Hays, Director

DATE:	March 30, 2006
/s/ Steve Ballard, Director

DATE:	March 30, 2006
/s/ Tony Jones, Director

Exhibit Index

		Reference to
		Prior Filing or
Exhibit		Exhibit Number
Number	Document	Attached Hereto
3.1	Registrant's Articles of Incorporation	*

3.2	Registrant's Bylaws	*

21	Subsidiaries of the registrant	21

31.1	Rule 13a-14(a) Certification of the Company's President	31.1
	and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company's Chief	31.2
	Financial Officer

32	Section 1350 Certification	32

*	Filed on March 31,2003, as an exhibit to the Registrant's Registration Statement
	on Form 10-SB (File No. 000-50224), and incorporated herein by reference