Form 10-Q
period 2006-03-31
SECURITY CAPITAL CORP/MS
filed 2006-05-11
CIK 725537

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	March 31, 2006
-------------------------

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	000-50224
------------------

SECURITY CAPITAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0681198
(STATE OF INCORPORATION)	(I. R. S. EMPLOYER IDENTIFICATION NO.)

295 HIGHWAY 6 WEST/ P. O. BOX 690
BATESVILLE, MISSISSIPPI	38606
--------------------------------------------------------	----------------------------------------------------------
(ADDRESS OF PRINCIPAL	(ZIP CODE)
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

LARGE ACCELERATED FILER [ ] ACCELERATED FILER [ ] NON-ACCELERATED FILER [X ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT.)

[ ] YES [ X ] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AS OF MARCH 31, 2006.

TITLE	OUTSTANDING
COMMON STOCK, $5.00 PAR VALUE	2,612,070

SECURITY CAPITAL CORPORATION
FIRST QUARTER 2006 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	1

Item 1.	Consolidated Financial Statements	1

	Consolidated Statements of Condition	1
	March 31, 2006 and December 31, 2005

	Consolidated Statements of Income	2-3
	Three months ended March 31, 2006 and 2005

	Consolidated Statements of Comprehensive Income	3
	Three months ended March 31, 2006 and 2005

	Consolidated Statements of Cash Flows	4-5
	Three months ended March 31, 2006 and 2005

	Notes to Consolidated Financial Statements	6-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION	12

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities	12

Item 3.	Defaults upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

PART 1 - FINANCIAL INFORMATION

ITEM NO. 1	FINANCIAL STATEMENTS
SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)

	(Unaudited)
	March 31, 2006	Dec. 31, 2005
ASSETS
Cash and due from banks	$14,570	$19,138
Interest-bearing deposits with banks	6,075	539
Total cash and cash equivalents	20,645	19,677
Federal funds sold	1,000	0
Term deposits with other banks	392	392
Securities available-for-sale	76,651	78,949
Securities held-to-maturity, estimated fair value of	2,046	2,047
$2,060 in 2006 and $2,063 in 2005
Securities, other	1,469	1,456
Total securities	80,166	82,452
Loans, less allowance for loan losses of
$4,175 in 2006 and $3,899 in 2005	301,482	294,046
Interest receivable	4,154	4,015
Premises and equipment	19,416	18,706
Intangible assets	3,874	3,874
Cash surrender value of life insurance	5,722	5,670
Other assets	7,839	7,044
Total Assets	$444,690	$435,876
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$60,221	$63,082
Time deposits of $100,000 or more	63,113	59,438
Other interest-bearing deposits	252,265	232,246
Total deposits	375,599	354,766
Interest payable	1,047	1,038
Federal Funds Purchased	0	15,000
Borrowed funds	13,152	14,096
Other liabilities	5,996	3,789
Total Liabilities	395,794	388,689
Shareholders' equity:
Common stock - $5 par value, 5,000,000 shares
authorized, 2,622,878 shares issued in 2006
and 2005	13,114	13,114
Surplus	31,391	31,380
Retained Earnings	4,785	3,003
Accumulated other comprehensive income	(340)	(255)
Treasury stock, at par, 10,808 shares and 11,058
shares in 2006 and 2005, respectively	(54)	(55)
Total Shareholders' Equity	48,896	47,187

Total Liabilities and Shareholders' Equity	$444,690	$435,876

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)
	(Unaudited)
	For the three months
	ended March 31,
	2006	2005
INTEREST INCOME
Interest and fees on loans	$6,095	$4,252
Interest and dividends on securities	819	962
Federal funds sold	34	49
Other	58	69

Total interest income	7,006	5,332

INTEREST EXPENSE
Interest on deposits	2,136	1,192
Interest on borrowings	159	95
Interest on federal funds purchased	24	-

Total interest expense	2,319	1,287

Net Interest Income	4,687	4,045

Provision for loan losses	241	185

Net interest income after provision
for loan losses	4,446	3,860

OTHER INCOME
Service charges on deposit accounts	1,112	960
Trust Department income	258	261
Securities net gain	-	7
Other income	227	271

Total other income	1,597	1,499

OTHER EXPENSES
Salaries and employee benefits	2,274	2,037
Occupancy expense	421	380
Securities net loss	13	-
Other operating expense	756	658
Total other expenses	3,464	3,075

INCOME BEFORE PROVISION
FOR INCOME TAXES	2,579	2,284

PROVISION FOR INCOME TAXES	797	657

NET INCOME	$1,782	$1,627

BASIC NET INCOME PER SHARE	$0.68	$0.62

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar amounts presented in thousands)
	(Unaudited)

	For the three months
	ended March 31,
	2006	2005

Net income	$ 1,782	$ 1,627

Other comprehensive income, net of tax:

Unrealized holding gains/(losses)	(85)	(477)

Comprehensive income	$ 1,697	$ 1,150

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts presented in thousands)
	(Unaudited)
	Three months ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,782	$1,627
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	241	185
Amortization of premiums and discounts on securities, net	94	186
Depreciation and amortization	237	214
FHLB stock dividend	(13)	(7)
Loss (gain)on sale of securities	13	(7)
Gain on sale/disposal of other assets	(18)	(30)
Changes in:
Interest receivable	(139)	109
Other assets	(1,428)	658
Interest payable	(9)	(114)
Other liabilities	2,207	1,494

Net cash provided by operating activities	2,967	4,315

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans	(7,712)	(19,185)
Purchase of securities available for sale	(3,839)	(15,390)
Proceeds of maturities and calls of securities available for sale	5,907	15,184
Additions to premises and equipment	(710)	(2,430)
Proceeds of sale of other assets	506	30
Increase in life insurance	(52)	(2,033)
Changes in:
Federal funds sold	(1,000)	-

Net cash used in investing activities	(6,900)	(23,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
Deposits	20,833	26,156
Federal Funds purchased	(15,000)	-
Reissuance of treasury stock	12	33
Repayment of debt	(1,244)	(1,218)
Proceeds from issuance of debt	300	-

Net cash provided by financing activities	4,901	24,971

Net increase in cash and cash equivalents	968	5,462

Cash and cash equivalents at beginning of year	19,677	16,088

Cash and cash equivalents at end of period	20,645	21,550

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, please refer to the Company’s Form 10-K filed March 30, 2006, which includes the consolidated financial statements and footnotes for the year ended December 31, 2005.

NOTE B - SUMMARY OF ORGANIZATION

Security Capital Corporation (the “Company) was incorporated September 16, 1982, under the laws of the State of Mississippi for the purpose of acquiring First Security Bank and serving as a one-bank holding company.

First Security Bank and Batesville Security Building Corporation are wholly owned subsidiaries of the Company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951 and engages in a wide range of commercial banking activities and emphasizes its local management, decision-making and ownership. The Bank offers a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Bank also offers a wide range of personal and corporate trust services and commercial, agricultural, mortgage and personal loans. Its full-service banking locations expanded to eleven with the October 31, 2001 opening in Olive Branch, Mississippi, the July 1, 2002 opening in Hernando, Mississippi and the August 2003 opening in Pope, Mississippi. In April of 2005, a twelfth full service branch opened in Southaven, Mississippi. Construction is in process for a new facility on the corner of Goodman Road and Pleasant Hill Road in Desoto County. Also, in process is the construction for a new facility for the Robinsonville branch. The new building, a state of the art facility, will meet the needs of the staff and the level of customer activity. Completion of the construction of these facilities is expected in 2006.

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

	For the Three Months Ended
	March 30, 2006
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$ 1,782,323	2,611,963	$ 0.68

	For the Three Months Ended
	March 30, 2005
	(as restated for stock dividend)
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$ 1,627,288	2,610,254	$ 0.62

ITEM NO. 2	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The subsidiary Bank represents the primary assets of the Company. On March 31, 2006, First Security Bank had approximately $442.8 million in assets compared to $419.0 million at March 31, 2005. Loans increased to $308.6 million at March 31, 2006 from $254.8 million at March 31, 2005. Deposits increased by $13.1 million from March 31, 2005 to March 31, 2006 for a total of $375.7 million. For the three months ended March 31, 2006 and March 31, 2005, the Bank reported income of approximately $1,828,000 and $1,677,000, respectively.

CHANGES IN FINANCIAL CONDITION

The cash and due from banks of $20.6 million at March 31, 2006 reflected an increase from the cash position of $19.7 million at December 31, 2005. This increase is attributed to a daily fluctuation due to normal bank transactions. The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the bank.

The earning assets at December 31, 2005 were $383.1 million and at March 31,2006 were $394.8 million. The investments in fixed assets continue to increase with the further expansion of the banking services into the Desoto County area and with the improvement of the banking location in Robinsonville. The premises and equipment, net of the accumulated depreciation, at December 31, 2005 was $18.7 million as compared to $19.4 million at March 31, 2006. Other assets increased to $7.8 million at March 31, 2006 from $7.0 million at December 31, 2005, with the major component of the increase attributed to an increase in the customer liability acceptances.

Deposit liabilities at March 31, 2006 reflected a 5.8% growth or a $20.8 million increase for the first three months in 2006. The rise in deposits decreases the need for increments on long-term borrowings. Short-term borrowings provide a tool in providing the funding for unforeseen deposit withdrawals and customer loan advances. At March 31, 2006, short-term funding of federal funds purchased and funds borrowed from the Federal Reserve was not required due to a significant rise in deposits.

The net unrealized loss on available-for-sale securities reflected in the shareholders’ equity section on December 31, 2005 and on March 31, 2006 was $255 thousand and $340 thousand, respectively. The changes reflected over these reporting periods reflect the volatile nature of the market. The volatile nature of the market affected the comprehensive income with a net decrease of $85 thousand for the three months ending March 31, 2006 and a decrease of $477 thousand for the three months ending March 31, 2005.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company. The most prevalent of the changes for the three months ending March 31, 2006 are: an increase of $7.7 million in loans; a net decrease in available-for-sale securities of $2.1 million resulting from purchases of $3.8 million offset by an approximate $5.9 million in maturities and sales; an increase in the investment in premises and equipment of $710 thousand; an increase of $20.8 million in deposits; an investment in federal funds sold of $1 million; and a decrease of $15 million in federal funds purchased.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks. The loan portfolio is represented by the following mix: Commercial 5.78%; Agricultural 1.13%; Real Estate 83.90%; Consumer 9.47% and Other .68%. The major components of the real estate loans are 34.40% for construction and land development property, 21.60% for first liens on 1-4 family residential property and 35.98% for nonfarm and nonresidential property.

At March 31, 2006, the subsidiary bank had loans past due as follows:
(in thousands)
Past due 30 days through 89 days	$5,240
Past due 90 days or more and still accruing	$ 804

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $14 thousand at March 31, 2006. Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose. Other real estate at March 31, 2006 totaled $510 thousand. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary bank had no restructured loans at March 31, 2006.

For the three months ended March 31, 2006, the Company experienced $150 thousand in charge-offs of loans and $185 thousand in recoveries of loans for a net increase effect to the Allowance for Loan Losses of $35 thousand. With the recoveries exceeding the charge-offs for the three months, the net charge-offs represent 0% of loans. Of the $150 thousand charge to the Allowance for Loan Losses, the breakdown is 6.67% for commercial and industrial loans, .66% for credit card loans and 92.67% for consumer loans. Consumer loan collections of $179 thousand represent the major component of the $185 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. For the period ending March 31, 2006, the liquidity improvement was reflected with the increase in deposits, the decrease of federal funds purchased and the purchase of federal funds sold. The regulatory liquidity ratio is well within the policy requirement of a minimum liquidity ratio of 15%. A 1% increase or decrease in market rates will basically not affect net interest income. The Company’s policy allows for no more than a 10% movement in NII (net interest income), in a 200 basis point ramp of market rates over a one-year period. When funds exceed the needs for reserve requirements or short-term liquidity needs, the company will increase its security investments or sell federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs.

At March 31, 2006, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $37.5 million (to borrow federal funds) and the line of credit with the Federal Home Loan Bank that exceeded $118 million. At March 31, 2006, the Company had available (unused) line of credit of approximately $94 million.

CAPITAL RESOURCES

Total consolidated equity capital at March 31, 2006 was $48.9 million or approximately 10.10% of total assets. The main source of capital for the Corporation has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital. Currently, the Company and the Bank have adequate capital positions as of March 31, 2006 as reflected below:

	Corporation	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	14.57%	14.06%	8%
Tier 1 Capital	13.34%	12.82%	4%
Leverage Capital	10.38%	9.96%	3%

RESULTS OF OPERATIONS

The consolidated net income for the Company for the three months ending March 31, 2006 was $1.8 million which reflected an increase of $155 thousand or 9.53% from the same period in 2005. The increase signifies the continued growth of the Company.

Interest income increased to $7.0 million for the three months ending March 31, 2006 indicating an increase of $1.7 million from the $5.3 million for the three months ending March 31, 2006. The increase in interest income signifies an increase in the pricing of the loan products. Other Income for the three months ending March 31, 2006 increased to $1.6 million from $1.5 million for the three months ending March 31, 2006. The net increase of $85 thousand is attributed to an increase in income on service charges on deposit accounts for the three months ending March 31, 2006.

Interest expense reflects an increase of $1.0 million to $2.3 million for the three months ending March 31, 2006 from $1.3 million for the same period in 2005. The increase in interest expense can be attributed to the competitive pricing of the deposit accounts in a rising rate market.

The increase in the provision for loan losses of $56 thousand reflects a proactive approach in the evaluation of the quality of the loan portfolio and is consistent with the increase in the loan portfolio and the quarterly analysis of the Allowance for Loan Losses.

Noninterest income for the three months ending March 31, 2006 was $1.6 million which is an increase from the $1.5 million for the same period in 2005, reflecting an increase of $98 thousand. The main component of the increase in the non-routine income in 2006 is attributable to service charges on deposit accounts. The service charges on deposit accounts, for each of the three months ended March 31, 2006 and March 31, 2005, totaled $1.1 million and $960 thousand, respectively.

Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the three months ending March 31, 2006 reveal an increase of $389 thousand or 12.65% from the same period in 2005. Salaries and employee benefits of $2.3 million for the three months ended March 31, 2006 represent the largest component of other expenses and steadily increases with the development of the market area and the training of future bank management, in both areas of commercial banking and trust.

Income tax expense of $797 thousand for the three months ended March 31, 2006 is indicative of the applicable tax liability for the increase in the income for 2006 along with the adjustments for tax-exempt income.

The net interest margin for the three months ending March 31, 2006 is 4.32%. The return on equity for the three month period ending March 31, 2006 is 15.89%. For the three months ended March 31, 2006, the return on assets is reflected at 1.67%. These ratios, reflecting the financial status of the company, are consistent with the ratios for prior reporting periods.

ITEM NO. 3	QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2005 in the Company’s Form 10-K and Annual Report.

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

(b)	The Company did not file any reports on Form 8-K during the quarter ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL CORPORATION

By: /s/ Frank West	By:	/s/ Connie Woods Hawkins

Frank West President and Chief Executive Officer		Connie Woods Hawkins Executive Vice-President, Cashier and Chief Financial Officer
 Date: May 11,2006                                                                           Date: May 11,2006