Form 10-Q
period 2006-06-30
SECURITY CAPITAL CORP/MS
filed 2006-08-14
CIK 725537

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	June 30, 2006
-------------------------

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	000-50224
------------------

SECURITY CAPITAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0681198
(STATE OF INCORPORATION)	(I. R. S. EMPLOYER IDENTIFICATION NO.)

295 HIGHWAY 6 WEST/ P. O. BOX 690
BATESVILLE, MISSISSIPPI	38606
--------------------------------------------------------	----------------------------------------------------------
(ADDRESS OF PRINCIPAL	(ZIP CODE)
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT.)

[ ] YES [ X ] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AS OF JUNE 30, 2006.

TITLE	OUTSTANDING
COMMON STOCK, $5.00 PAR VALUE	2,612,420

SECURITY CAPITAL CORPORATION
SECOND QUARTER 2006 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Condition	1
	June 30, 2006 and December 31, 2005

	Consolidated Statements of Income	2-3
	Three months and six months ended June 30, 2006 and 2005

	Consolidated Statements of Comprehensive Income	3
	Three months and six months ended June 30, 2006 and 2005

	Consolidated Statements of Cash Flows	4-5
	Six months ended June 30, 2006 and 2005

	Notes to Consolidated Financial Statements	5-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Changes in Securities	11

Item 3.	Defaults upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11

PART 1 - FINANCIAL INFORMATION

ITEM NO. 1	FINANCIAL STATEMENTS

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)
	(Unaudited)
	June 30,	Dec. 31,
	2006	2005
ASSETS
Cash and due from banks	$17,390	$19,138
Interest-bearing deposits with banks	142	539
Total cash and cash equivalents	17,532	19,677
Federal funds sold	0	0
Term deposits with other banks	392	392
Securities available-for-sale	74,416	78,949
Securities held-to-maturity, estimated fair value of	2,046	2,047
$2,045 in 2006 and $2,063 in 2005
Securities, other	1,904	1,456
Total securities	78,366	82,452
Loans, less allowance for loan losses of
$4,331 in 2006 and $3,899 in 2005	314,704	294,046
Interest receivable	4,395	4,015
Premises and equipment	20,921	18,706
Intangible assets	3,874	3,874
Cash surrender value of life insurance	5,765	5,670
Other assets	7,296	7,044
Total Assets	$453,245	$435,876
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$54,412	$63,082
Time deposits of $100,000 or more	70,806	59,438
Other interest-bearing deposits	236,419	232,246
Total deposits	361,637	354,766
Interest payable	1,327	1,038
Federal Funds Purchased	12,000	15,000
Other liabilities	2,665	3,789
Total Liabilities	403,050	388,689
Shareholders' equity:
Common stock - $5 par value, 5,000,000 shares
authorized, 2,622,878 shares issued in 2006
and 2005	13,114	13,114
Surplus	31,407	31,380
Retained Earnings	6,612	3,003
Accumulated other comprehensive income	(886)	(255)
Treasury stock, at par, 10,458 shares and 11,058
shares in 2006 and 2005, respectively	(52)	(55)
Total Shareholders' Equity	50,195	47,187

Total Liabilities and Shareholders' Equity	$453,245	$435,876

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)

	(Unaudited)		(Unaudited)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$6,786	$4,881	$12,881	$9,133
Interest and dividends on securities	842	950	1,661	1,912
Federal funds sold	8	48	42	97
Other	49	27	107	96

Total interest income	7,685	5,906	14,691	11,238

INTEREST EXPENSE
Interest on deposits	2,406	1,478	4,542	2,670
Interest on borrowings	184	107	343	202
Interest on federal funds purchased	79	10	103	10

Total interest expense	2,669	1,595	4,988	2,882

Net Interest Income	5,016	4,311	9,703	8,356

Provision for loan losses	242	185	483	370

Net interest income after provision
for loan losses	4,774	4,126	9,220	7,986

OTHER INCOME
Service charges on deposit accounts	1,125	1,056	2,237	2,016
Trust Department income	243	256	501	517
Securities net gain	6	-	-	7
Other income	193	243	420	514

Total other income	1,567	1,555	3,158	3,054

OTHER EXPENSES
Salaries and employee benefits	2,298	2,135	4,572	4,172
Occupancy expense	468	355	889	735
Securities net loss	-	-	7
Other operating expense	821	779	1,577	1,437

Total other expenses	3,587	3,269	7,045	6,344

INCOME BEFORE PROVISION
FOR INCOME TAXES	2,754	2,412	5,333	4,696

PROVISION FOR INCOME TAXES	927	593	1,724	1,250

NET INCOME	$1,827	$1,819	$3,609	$3,446

BASIC NET INCOME PER SHARE	$0.70	$0.70	$1.38	$1.32

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar amounts presented in thousands)

	(Unaudited)		(Unaudited)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005

Net income	$1,827	$1,819	$3,609	$3,446

Other comprehensive income, net of tax:

Unrealized holding gains/(losses)	(546)	321	(631)	(151)

Comprehensive income	$1,281	$2,140	$2,978	$3,295

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts presented in thousands)
	(Unaudited)
	Six months ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$3,609	$3,446
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	483	370
Amortization of premiums and discounts on securities, net	162	345
Depreciation and amortization	477	399
FHLB stock dividend	(29)	(16)
Loss (gain)on sale of securities	(7)	(7)
Loss (gain) on sale/disposal of other assets	(36)	(11)
Changes in:
Interest receivable	(380)	(247)
Other assets	(6,597)	(2,933)
Interest payable	289	(84)
Other liabilities	(1,124)	2,504

Net cash provided by operating activities	(3,153)	3,766

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans	(20,658)	(42,676)
Purchase of securities available for sale	(6,500)	(19,098)
Proceeds of maturities and calls of securities available for sale	9,866	23,464
Additions to premises and equipment	2,660	(3,684)
Proceeds of sale of other assets	510	152
Increase in life insurance	(95)	(2,089)
Changes in:
Federal funds sold	-	14,000

Net cash used in investing activities	(14,217)	(29,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
Deposits	6,871	13,337
Federal Funds purchased	(3,000)	10,000
Reissuance of treasury stock	30	58
Repayment of debt	(1,388)	(990)
Proceeds from issuance of debt	12,712	3,328

Net cash provided by financing activities	15,225	25,733

Net increase (decrease) in cash and cash equivalents	(2,145)	(432)

Cash and cash equivalents at beginning of year	19,677	16,088

Cash and cash equivalents at end of period	$17,532	$15,656

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, please refer to the Company’s Form 10-K filed March 30, 2006, which includes the consolidated financial statements and footnotes for the year ended December 31, 2005.

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

	For the Three Months Ended
	June 30, 2006
Net Income		Shares		Per Share
(Numerator)		(Denominator	)	Data

Basic per Share	$1,826,550	2,612,271		$0.70

For the Six Months Ended
June 30, 2006
Net Income		Shares		Per Share
(Numerator)		(Denominator	)	Data

Basic per Share	$3,608,873	2,612,118		$1.38

For the Three Months Ended
June 30, 2005
(as restated for stock dividend)
Net Income		Shares		Per Share
(Numerator)		(Denominator	)	Data

Basic per Share	$1,818,406	2,611,023		$0.70

For the Six Months Ended
June 30, 2005
(as restated for stock dividend)
Net Income		Shares		Per Share
(Numerator)		(Denominator	)	Data

Basic per Share	$3,445,694	2,610,640		$1.32

ITEM NO. 2	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The subsidiary Bank represents the primary assets of the Company. On June 30, 2006, First Security Bank had approximately $451.2 million in assets compared to $420.0 million at June 30, 2005. Loans increased to $323.3 million at June 30, 2006 from $277.1 million at June 30, 2005. Deposits increased by $14.7 million from June 30, 2005 to June 30, 2006 for a total of $361.6 million. For the six months ended June 30, 2006 and June 30, 2005, the Bank reported income of approximately $3,711,000 and $3,538,000, respectively.

CHANGES IN FINANCIAL CONDITION

The cash and due from banks of $17.5 million at June 30, 2006 reflected an increase from the cash position of $19.7 million at December 31, 2005. This increase is attributed to a daily fluctuation due to normal bank transactions. The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the bank.

The earning assets at December 31, 2005 were $383.1 million and at June 30, 2006 were $398.4 million. The investments in fixed assets continue to increase with the further expansion of the banking services into the Desoto County area and with the improvement of the banking location in Robinsonville. The premises and equipment, net of the accumulated depreciation, at December 31, 2005 was $18.7 million as compared to $20.9 million at June 30, 2006. Available-for-sale securities decreased from $78.9 million at December 31, 2005 to $74.4 million at June 30, 2006. Other assets increased to $7.3 million at June 30, 2006 from $7.0 million at December 31, 2005, with the major component of the increase attributed to an increase in the deferred tax asset.

Deposit liabilities at June 30, 2006 reflected a 1.9% growth or a $6.9 million increase for the first six months in 2006. The rise in deposits decreases the amount of long-term borrowings and short-term borrowings needed for funding investments in loans and facilities. Short-term borrowings provide a tool in providing the funding for unforeseen deposit withdrawals and seasonal loan demands. At June 30, 2006, short-term funding of federal funds purchased of $12 million and advances from the Federal Home Loan Bank of $12 million were required due to the loan demand growth exceeding the growth in deposits.

The net unrealized loss on available-for-sale securities reflected in the shareholders’ equity section on December 31, 2005 and on June 30, 2006 was $255 thousand and $886 thousand, respectively. The changes reflected over these reporting periods reflect the volatile nature of the market. The volatile nature of the market affected the comprehensive income with a net decrease of $151 thousand for the six months ending June 30, 2005 and a decrease of $631 thousand for the six months ending June 30, 2006.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company. The most prevalent of the changes for the six months ending June 30, 2006 are: an increase of $20.7 million in loans; a net decrease in available-for-sale securities of $3.4 million resulting from purchases of $6.5 million offset by an approximate $9.9 million in maturities and sales; an increase in the investment in premises and equipment of $2.7 million; an increase of $6.9 million in deposits; an increase of $12 million in short-term borrowing from the Federal Home Loan Bank; and a decrease of $3 million in federal funds purchased.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks. The loan portfolio is represented by the following mix: Commercial 5.66%; Agricultural 2.73%; Real Estate 81.92%; Consumer 9.23% and Other .46%. The major components of the real estate loans are 36.98% for construction and land development property, 20.68% for first liens on 1-4 family residential property and 33.97% for nonfarm and nonresidential property.

At June 30, 2006, the subsidiary bank had loans past due as follows:
(in thousands)
Past due 30 days through 89 days	$3,702
Past due 90 days or more and still accruing	$1,482

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection. There were no nonaccrual loans at June 30, 2006. Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose. Other real estate at June 30, 2006 totaled $603 thousand. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary bank had no restructured loans at June 30, 2006.

For the six months ended June 30, 2006, the Company experienced $359 thousand in charge-offs of loans and $308 thousand in recoveries of loans for a net decrease effect to the Allowance for Loan Losses of $51 thousand. The net charge-offs, annualized, represent .03% of average loans. Of the $359 thousand charge to the Allowance for Loan Losses, the breakdown is 2.79% for commercial and industrial loans, .28% for credit card loans, 7.24% for 1-4 family residential loans, 1.67% for construction and land development loans, and 88.02% for consumer loans. Consumer loan collections of $290 thousand represent the major component of the $308 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. The asset and liability reports for June 30, 2006 substantiates that the Company remains in a neutral position to changes in rates. A 1% increase or decrease in market rates will basically not affect net interest income. The Company’s policy allows for no more than a 10% movement in NII (net interest income), in a 200 basis point ramp of market rates over a one-year period. When funds exceed the needs for reserve requirements or short-term liquidity needs, the company will increase its security investments or sell federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs.

Projections for the next twelve months are for a net interest margin of 5.03%, a return on assets of 1.76%, and a return on equity of 15.53%. The net income for twelve months ending June 30, 2007 is projected to be $20.4 million - which represents a yield on earning assets of 7.83% and a liability cost of 3.30%.

At June 30, 2006, the regulatory liquidity ratio is well within the policy requirement of a minimum liquidity ratio of 15%. The earnings at risk and the economic value of equity ratios reflected compliance with the policy limits of
-10.0% and -30.0%, respectively. With a policy limitation of 20%, the volatile dependency ratio of 21.4% demonstrated the effect of the short-term borrowings of federal funds and advances from the Federal Home Loan Bank.

At June 30, 2006, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $40.5 million (to borrow federal funds) and the line of credit with the Federal Home Loan Bank that exceeded $94 million. At June 30, 2006, the Company had available (unused) line of credit of approximately $70 million.

CAPITAL RESOURCES

Total consolidated equity capital at June 30, 2006 was $50.2 million or approximately 11.07% of total assets. The main source of capital for the Corporation has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital. Currently, the Company and the Bank have adequate capital positions as of June 30, 2006 as reflected below:

	Corporation	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	14.68%	14.20%	8%
Tier 1 Capital	13.45%	12.96%	4%
Leverage Capital	10.67%	10.27%	3%

RESULTS OF OPERATIONS - QUARTERLY

The consolidated net income for the Company for the three months ending June 30, 2006 was $1.83 million which reflected an increase of $8 thousand or .44% from the same period in 2005.

Interest income increased to $7.7 million for the three months ending June 30, 2006 which was a $1.8 million increase from the $5.9 million for the three months ending June 30, 2005. Other Income for the three months ending June 30, 2006 approximated the $1.6 million for the three months ending June 30, 2005.

Interest expense reflects an increase of $1.1 million to $2.7 million for the three months ending June 30, 2006 from $1.6 million for the same period in 2005. The increase in interest expense can be attributed to the competitive pricing of the deposit accounts in a rising rate market. Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the three months ending June 30, 2006 reveal an increase of $318 thousand from the same period in 2005.

The increase in the provision for loan losses of $57 thousand is consistent with the increase in the loan portfolio and the quarterly analysis of the Allowance for Loan Losses.

RESULTS OF OPERATIONS - YEAR-TO-DATE

The consolidated net income for the Company for the six months ending June 30, 2006 was $3.6 million which reflected an increase of $163 thousand or 4.73% from the same period in 2005. The increase signifies the continued growth of the Company.

Interest income increased to $14.7 million for the six months ending June 30, 2006 indicating an increase of $3.5 million from the $11.2 million for the six months ending June 30, 2006. The increase in interest income signifies an increase in the pricing of the loan products.

Interest expense reflects an increase of $2.1 million to $5.0 million for the six months ending June 30, 2006 from $2.9 million for the same period in 2005. The increase in interest expense can be attributed to the competitive pricing of the deposit accounts in a rising rate market.

The increase in the provision for loan losses of $113 thousand reflects a proactive approach in the evaluation of the quality of the loan portfolio and is consistent with the increase in the loan portfolio and the quarterly analysis of the Allowance for Loan Losses.

Noninterest income for the six months ending June 30, 2006 was $3.2 million which is an increase from the $3.1 million for the same period in 2005, reflecting an increase of $104 thousand. The main component of the increase in the non-routine income in 2006 is attributable to service charges on deposit accounts. The service charges on deposit accounts, for the six months ended June 30, 2006 and June 30, 2005, totaled $2.2 million and $2.0 million, respectively.

Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the six months ending June 30, 2006 reveal an increase of $400 thousand or 9.59% from the same period in 2005. Salaries and employee benefits of $4.6 million for the six months ended June 30, 2006 represent the largest component of other expenses and steadily increases with the development of the market area and the training of future bank management, in both areas of commercial banking and trust.

Income tax expense of $1.7 million for the six months ended June 30, 2006 is indicative of the applicable tax liability for the increase in the income for 2006 along with the adjustments for tax-exempt income.

The net interest margin for the six months ending March 31, 2006 is 4.43%. The return on equity for the six month period ending June 30, 2006 is 14.70%. For the six months ended June 30, 2006, the return on assets is reflected at 1.62%. These ratios, reflecting the financial status of the company, are consistent with the ratios for prior reporting periods.

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

(b)	The Company did not file any reports on Form 8-K during the quarter ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL CORPORATION

BY /s/ Frank West	BY /s/ Connie Woods Hawkins
Frank West	Connie Woods Hawkins
President and Chief Executive Officer	Executive Vice-President, Cashier
and Chief Financial Officer

DATE: August 11, 2006	DATE: August 11, 2006