Form 10-Q
period 2006-09-30
SECURITY CAPITAL CORP/MS
filed 2006-11-14
CIK 725537

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	September 30, 2006
-------------------------

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	000-50224
------------------

SECURITY CAPITAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0681198
(STATE OF INCORPORATION)	(I. R. S. EMPLOYER IDENTIFICATION NO.)

295 HIGHWAY 6 WEST/ P. O. BOX 690
BATESVILLE, MISSISSIPPI	38606
--------------------------------------------------------	----------------------------------------------------------
(ADDRESS OF PRINCIPAL	(ZIP CODE)
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT.)

[ ] YES [ X ] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AS OF SEPTEMBER 30, 2006.

TITLE	OUTSTANDING
COMMON STOCK, $5.00 PAR VALUE	2,613,570

                          SECURITY CAPITAL CORPORATION
THIRD QUARTER 2006 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1

	Consolidated Statements of Condition	1
	September 30, 2006 and December 31, 2005

	Consolidated Statements of Income	2
	Three months and nine months ended September 30, 2006 and 2005

	Consolidated Statements of Comprehensive Income	3
	Three months and nine months ended September 30, 2006 and 2005

	Consolidated Statements of Cash Flows	4
	Nine months ended September 30, 2006 and 2005

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Changes in Securities	11

Item 3.	Defaults upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11

PART 1 - FINANCIAL INFORMATION

ITEM NO. 1	FINANCIAL STATEMENTS
SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)
	(Unaudited)
	September 30,	Dec. 31,
	2006	2005
ASSETS
Cash and due from banks	$16,133	$19,138
Interest-bearing deposits with banks	435	539
Total cash and cash equivalents	16,568	19,677
Federal funds sold	8,000	0
Term deposits with other banks	392	392
Securities available-for-sale	67,719	78,949
Securities held-to-maturity, estimated fair value of	7,850	2,047
$8,115 in 2006 and $2,063 in 2005
Securities, other	2,228	1,456
Total securities	77,797	82,452
Loans, less allowance for loan losses of
$4,440 in 2006 and $3,899 in 2005	319,881	294,046
Interest receivable	4,885	4,015
Premises and equipment	21,941	18,706
Intangible assets	3,874	3,874
Cash surrender value of life insurance	5,827	5,670
Other assets	6,159	7,044
Total Assets	$465,324	$435,876
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Noninterest-bearing deposits	$60,860	$63,082
Time deposits of $100,000 or more	76,043	59,438
Other interest-bearing deposits	235,721	232,246
Total deposits	372,624	354,766
Interest payable	1,643	1,038
Federal Funds Purchased	0	15,000
Borrowed funds	34,510	14,096
Other liabilities	3,817	3,789
Total Liabilities	412,594	388,689
Shareholders' equity:
Common stock - $5 par value, 5,000,000 shares
authorized, 2,622,878 shares issued in 2006
and 2005	13,114	13,114
Surplus	31,461	31,380
Retained Earnings	8,525	3,003
Accumulated other comprehensive income	(323)	(255)
Treasury stock, at par, 9,308 shares and 11,058
shares in 2006 and 2005, respectively	(47)	(55)
	52,730	47,187
Total Liabilities and Shareholders' Equity	$465,324	$435,876

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)
	(Unaudited)		(Unaudited)
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$7,211	$5,588	$20,092	$14,721
Interest and dividends on securities	823	883	2,484	2,795
Federal funds sold	5	-	47	97
Other	42	22	149	118

Total interest income	8,081	6,493	22,772	17,731

INTEREST EXPENSE
Interest on deposits	2,744	1,637	7,286	4,307
Interest on borrowings	382	184	725	386
Interest on federal funds purchased	72	72	175	82

Total interest expense	3,198	1,893	8,186	4,775

Net Interest Income	4,883	4,600	14,586	12,956

Provision for loan losses	241	465	724	835

Net interest income after provision
for loan losses	4,642	4,135	13,862	12,121

OTHER INCOME
Service charges on deposit accounts	1,159	1,163	3,396	3,179
Trust Department income	271	210	772	727
Securities net gain	28	-	21	-
Other income	275	243	695	757

Total other income	1,733	1,616	4,884	4,663

OTHER EXPENSES
Salaries and employee benefits	2,370	2,159	6,942	6,331
Occupancy expense	429	387	1,318	1,122
Securities net loss	-	16	-	9
Other operating expense	738	779	2,315	2,216

Total other expenses	3,537	3,341	10,575	9,678

INCOME BEFORE PROVISION
FOR INCOME TAXES	2,838	2,410	8,171	7,106

PROVISION FOR INCOME TAXES	926	754	2,650	2,004

NET INCOME	$1,912	$1,656	$5,521	$5,102

BASIC NET INCOME PER SHARE	$0.73	$0.63	$2.11	$1.95

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar amounts presented in thousands)

	(Unaudited)		(Unaudited)
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005

Net income	$1,912	$1,656	$5,521	$5,102

Other comprehensive income, net of tax:

Unrealized holding gains/(losses)	563	(68)	(68)	(224)

Comprehensive income	$2,475	$1,588	$5,453	$4,878

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts presented in thousands)
	(Unaudited)
	Nine months ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$ 5,521	$ 5,102
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	724	835
Amortization of premiums and discounts on securities, net	223	487
Depreciation and amortization	709	608
FHLB stock dividend	(45)	(27)
Loss (gain)on sale of securities	(21)	9
Loss (gain) on sale/disposal of other assets	(58)	(29)
Changes in:
Interest receivable	(870)	(601)
Other assets	221	(2,939)
Interest payable	605	(155)
Other liabilities	28	1,960

Net cash provided by operating activities	7,037	5,250

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans	(26,559)	(57,300)
Purchase of securities available for sale	(1,574)	(19,098)
Purchase of securities held to maturity	(5,804)	-
Purchase of equity securities	(727)	-
Proceeds of maturities and calls of securities available for sale	12,495	29,003
Additions to premises and equipment	(3,789)	(4,010)
Proceeds of sale of other assets	608	173
Increase in life insurance	(157)	(2,142)
Changes in:
Federal funds sold	(8,000)	14,000

Net cash used in investing activities	(33,507)	(39,374)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
Deposits	17,858	17,530
Federal Funds purchased	(15,000)	10,000
Reissuance of treasury stock	89	83
Repayment of debt	(13,538)	(6,549)
Proceeds from issuance of debt	33,952	16,578

Net cash provided by financing activities	23,361	37,642

Net increase (decrease) in cash and cash equivalents	(3,109)	3,518

Cash and cash equivalents at beginning of year	19,677	16,088

Cash and cash equivalents at end of period	$ 16,568	$ 19,606

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, please refer to the Company’s Form 10-K filed March 30, 2006, which includes the consolidated financial statements and footnotes for the year ended December 31, 2005.

NOTE B - SUMMARY OF ORGANIZATION

Security Capital Corporation (the “Company) was incorporated September 16, 1982, under the laws of the State of Mississippi for the purpose of acquiring First Security Bank and serving as a one-bank holding company.

First Security Bank and Batesville Security Building Corporation are wholly owned subsidiaries of the Company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951 and engages in a wide range of commercial banking activities and emphasizes its local management, decision-making and ownership. The Bank offers a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Bank also offers a wide range of personal and corporate trust services and commercial, agricultural, mortgage and personal loans. Its full-service banking locations expanded to eleven with the October 31, 2001 opening in Olive Branch, Mississippi, the July 1, 2002 opening in Hernando, Mississippi and the August 2003 opening in Pope, Mississippi. In April of 2005, a twelfth full service branch opened in Southaven, Mississippi. Construction was completed in July on a new facility for the Robinsonville banking location. The facility for a new full-service branch on the corner of Goodman Road and Pleasant Hill Road in Desoto County was ready for occupancy at the end of September of 2006. Each of the newly constructed buildings represents state of the art facilities and will meet the needs of the staff and the level of customer activity. To better serve the customers in the northern Panola County, an additional location in Sardis is being made ready for an opening in October of 2006.

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

	For the Three Months Ended
	September 30, 2006
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$1,912,766	2,612,678	$0.73

For the Nine Months Ended
September 30, 2006
Net Income		Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$5,521,639	2,612,307	$2.11

For the Three Months Ended
September 30, 2005
(as restated for stock dividend)
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$1,656,480	2,611,587	$0.63

For the Nine Months Ended
September 30, 2005
(as restated for stock dividend)
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$5,102,174	2,610,959	$1.95

ITEM NO. 2	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The subsidiary Bank represents the primary assets of the Company. On September 30, 2006, First Security Bank had approximately $463.3 million in assets compared to $433.0 million at September 30, 2005. Loans increased to $329.4 million at September 30, 2006 from $293.9 million at September 30, 2005. Deposits increased by $21.5 million from September 30, 2005 to September 30, 2006 for a total of $372.6 million. For the nine months ended September 30, 2006 and September 30, 2005, the Bank reported income of approximately $5,687,000 and $5,208,000, respectively.

CHANGES IN FINANCIAL CONDITION

The cash and due from banks of $16.6 million at September 30, 2006 reflected a decrease of $3.1 million from the cash position of $19.7 million at December 31, 2005. This increase is attributed to a daily fluctuation due to normal bank transactions. The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the bank.

The earning assets at December 31, 2005 were $381.8 million and at September 30, 2006 were $409.1 million. The investments in fixed assets continue to increase with the further expansion of the banking services into the Desoto County area and with the improvement of the banking location in Robinsonville. The premises and equipment, net of the accumulated depreciation, at December 31, 2005 was $18.7 million as compared to $21.9 million at September 30, 2006. Available-for-sale securities decreased from $78.9 million at December 31, 2005 to $67.7 million at September 30, 2006. Other assets decreased to $6.1 million at September 30, 2006 from $7.0 million at December 31, 2005.

Deposit liabilities at September 30, 2006 reflected a 5.0% growth or a $17.9 million increase for the first nine months in 2006. The rise in deposits decreases the amount of long-term borrowings and short-term borrowings needed for funding investments in loans and facilities. Short-term borrowings provide a tool in providing the funding for unforeseen deposit withdrawals and seasonal loan demands. At September 30, 2006, the short-term funding was composed of a $20 million advance from the Federal Home Loan Bank. The federal funds purchased at December 31, 2005 of $15 million had been returned. The advance from the Federal Home Loan Bank was required due to the loan demand growth exceeding the growth in deposits.

The net unrealized loss on available-for-sale securities reflected in the shareholders’ equity section on December 31, 2005 and on September 30, 2006 was $255 thousand and $323 thousand, respectively. The changes reflected over these reporting periods reflect the volatile nature of the market. The volatile nature of the market affected the comprehensive income with a net decrease of $224 thousand for the nine months ending September 30, 2005 and a decrease of $68 thousand for the nine months ending September 30, 2006.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company. The most prevalent of the changes for the nine months ending September 30, 2006 are: an increase of $26.6 million in loans; a net decrease in available-for-sale and held-to-maturity securities of $5.1 million resulting from purchases of $7.4 million offset by an approximate $12.5 million in maturities and sales; an increase in the investment in premises and equipment of $3.8 million; an increase of $17.9 million in deposits; an increase of $20 million in short-term borrowing from the Federal Home Loan Bank; and a decrease of $15 million in federal funds purchased.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks. The loan portfolio is represented by the following mix: Commercial 5.72%; Agricultural 3.12%; Real Estate 81.78%; Consumer 8.98% and Other .40%. The major components of the real estate loans are 36.92% for construction and land development property, 20.47% for first liens on 1-4 family residential property and 33.84% for nonfarm and nonresidential property.

At September 30, 2006, the subsidiary bank had loans past due as follows:
(in thousands)
Past due 30 days through 89 days	$5,576
Past due 90 days or more and still accruing	$1,213

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection. The nonaccrual loans at September 30, 2006 totaled $794 thousand. Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose. Other real estate at September 30, 2006 totaled $626 thousand. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary bank had no restructured loans at September 30, 2006.

For the nine months ended September 30, 2006, the Company experienced $642 thousand in charge-offs of loans and $459 thousand in recoveries of loans for a net decrease effect to the Allowance for Loan Losses of $183 thousand. The net charge-offs, annualized, represent .02% of average loans. Of the $642 thousand charge to the Allowance for Loan Losses, the breakdown is 1.56% for commercial and industrial loans, .47% for credit card loans, 4.05% for 1-4 family residential loans, 1.71% for construction and land development loans, and 91.74% for consumer loans. Consumer loan collections of $437 thousand represent the major component of the $459 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. The asset and liability reports for September 30, 2006 substantiates that the Company remains in a neutral position to changes in rates. A 1% increase or decrease in market rates will basically not affect net interest income. The Company’s policy allows for no more than a 10% movement in NII (net interest income), in a 200 basis point ramp of market rates over a one-year period. When funds exceed the needs for reserve requirements or short-term liquidity needs, the company will increase its security investments or sell federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs.

Projections for the next twelve months are for a net interest margin of 4.97%, a return on assets of 1.81%, and a return on equity of 15.56%. The net income for twelve months ending September 30, 2007 is projected to be $21.1 million - which represents a yield on earning assets of 7.80% and a liability cost of 3.46%.

At September 30, 2006, the regulatory liquidity ratio of 18.1% is well within the policy requirement of a minimum liquidity ratio of 15%. The earnings at risk and the economic value of equity ratios reflected compliance with the policy limits of -10.0% and -30.0%, respectively. With a policy limitation of 20%, the volatile dependency ratio of 18.4% reflected an improvement from the prior quarter which exposed the effect of the short-term borrowings of federal funds and advances from the Federal Home Loan Bank.

At September 30, 2006, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $40.5 million (to borrow federal funds) and the line of credit with the Federal Home Loan Bank that exceeded $98 million. At September 30, 2006, the Company had available (unused) line of credit of approximately $65 million.

CAPITAL RESOURCES

Total consolidated equity capital at September 30, 2006 was $52.7 million or approximately 11.33% of total assets. The main source of capital for the Corporation has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital. Currently, the Company and the Bank have adequate capital positions as of September 30, 2006 as reflected below:

	Corporation	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	14.97%	14.50%	8%
Tier 1 Capital	13.73%	13.25%	4%
Leverage Capital	10.89%	10.49%	3%

RESULTS OF OPERATIONS - QUARTERLY

The consolidated net income for the Company for the three months ending September 30, 2006 was $1.91 million which reflected an increase of $256 thousand or 15.46% from the same period in 2005.

Interest income increased to $8.1 million for the three months ending September 30, 2006 which was a $1.6 million increase from the $6.5 million for the three months ending September 30, 2005. Other Income for the three months ending September 30, 2006 totaled $1.7 million which was a $117 thousand increase from the three months ending September 30, 2005.

Interest expense reflects an increase of $1.3 million to $3.2 million for the three months ending September 30, 2006 from $1.9 million for the same period in 2005. The increase in interest expense can be attributed to the competitive pricing of the deposit accounts in a rising rate market. Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the three months ending September 30, 2006 reveal an increase of $196 thousand from the same period in 2005.

The provision for loan losses for 2005 and for 2006 for three months ending September 30 reflected $465 thousand and $241 thousand, respectively. The analysis of the loan portfolio and the Allowance for Loan Losses in 2005 required an increase which was not needed in 2006.

RESULTS OF OPERATIONS - YEAR-TO-DATE

The consolidated net income for the Company for the nine months ending September 30, 2006 was $5.5 million which reflected an increase of $419 thousand or 8.21% from the same period in 2005. The increase signifies the continued growth of the Company.

Interest income increased to $22.7 million for the nine months ending September 30, 2006 indicating an increase of $5.0 million from the $17.7 million for the nine months ending September 30, 2006. The increase in interest income signifies an increase in the pricing of the loan products.

Interest expense reflects an increase of $3.4 million to $8.2 million for the nine months ending September 30, 2006 from $4.8 million for the same period in 2005. The increase in interest expense can be attributed to the competitive pricing of the deposit accounts in a rising rate market.

The decrease in the provision for loan losses of $111 thousand reflects a proactive approach in 2005 in the evaluation of the quality of the loan portfolio and the quarterly analysis of the Allowance for Loan Losses.

Noninterest income for the nine months ending September 30, 2006 was $4.9 million which is an increase from the $4.6 million for the same period in 2005, reflecting an increase of $221 thousand. The main component of the increase in the non-routine income in 2006 is attributable to service charges on deposit accounts. The service charges on deposit accounts, for the nine months ended September 30, 2006 and September 30, 2005, totaled $3.4 million and $3.2 million, respectively.

Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the nine months ending September 30, 2006 reveal an increase of $897 thousand or 9.27% from the same period in 2005. Salaries and employee benefits of $6.9 million for the nine months ended September 30, 2006 represent the largest component of other expenses and steadily increases with the development of the market area and the training of future bank management, in both areas of commercial banking and trust.

Income tax expense of $2.7 million for the nine months ended September 30, 2006 is indicative of the applicable tax liability for the increase in the income for 2006 along with the adjustments for tax-exempt income.

The net interest margin for the nine months ending September, 2006 is 4.40%. The return on equity for the nine month period ending September 30, 2006 is 14.71%. For the nine months ended September 30, 2006, the return on assets is reflected at 1.62%. These ratios, reflecting the financial status of the company, are consistent with the ratios for prior reporting periods.

RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting standards, issued during the quarter ending September 30, 2006, have been considered:

Financial Accounting Standards Board Statement (FASB) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans; FASB No. 157, Fair Value Measurements; FASB No. 48, Accounting for Uncertainty in Income Taxes; FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities; FASB Staff Position FAS 13-2, Accounting for a Change or Projecting Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction; Emerging Issues Task Force (EITF) No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider; EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements; and EITF Issue No. 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.

These standards have not been adopted. If the standards were adopted, they would have no effect on the financial statements with the exception of EITF Issue No. 06-4 and EITF Issue No. 06-5. Research is in process for the proper application of these issues and the determination of the degree of effect on the financial statements.

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

(b)	The Company did not file any reports on Form 8-K during the quarter ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL CORPORATION

BY /s/ Frank West	BY /s/ Connie Woods Hawkins
Frank West	Connie Woods Hawkins
President and Chief Executive Officer	Executive Vice-President, Cashier
and Chief Financial Officer

DATE: November 14, 2006	DATE: November 14, 2006