Form 10-K
period 2006-12-31
SECURITY CAPITAL CORP/MS
filed 2007-03-16
CIK 725537

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     For the fiscal year ended December 31, 2006

                                                        or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the transition period from _________ to __________

Commission file number: 000-50224

                                           SECURITY CAPITAL CORPORATION
                   ----------------------------------------------------------------------------
                              (Exact Name of Registrant as specified in its Charter)

                  MISSISSIPPI                                                   64-0681198
  --------------------------------------------------------------    -------------------------------------------
       (State or Other Jurisdiction of                                (I.R.S. Employer Identification Number)
       Incorporation or Organization)

295 Highway 6 West/P. O. Box 690, Batesville, Mississippi                              38606
---------------------------------------------------------            -------------------------------------------
       (Address of principal executive offices)                                     (Zip Code)

Registrant's Telephone Number:     (662) 563-9311
                              ---------------------------

                               Securities registered under Section 12(b) of the Act:

                                                                        Name of Each Exchange on
             Title of Each Class                                            Which Registered
             -------------------                                        ------------------------

                  None                                                           None
--------------------------------------------------           --------------------------------------------------

                            Securities registered pursuant to section 12(g) of the Act:

                                                                        Name of Each Exchange on
             Title of Each Class                                            Which Registered
             -------------------                                        ------------------------

         Common Stock, $5 par value                                               None
--------------------------------------------------           --------------------------------------------------

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.

         YES [ ]   NO [X]

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

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

         Large accelerated filer  [   ]            Accelerated filer [X ]            Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

         Yes [   ]       No [ X ]

Based on the stockholders of record on December 31, 2006, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $82.0 million.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

               Class                                              Outstanding at December 31, 2006
               -----                                              --------------------------------

   Common stock ($5.00 par value)                                         2,744,070 Shares

                                        DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference into Parts III of the Form 10-K report: Proxy Statement dated April 6, 2007.

                                               CROSS REFERENCE INDEX

                                                                                                               Page
PART I

PART II

Item 5       Market for the Registrant's Common Equity, Related Stockholder Matters and
             Issuer Purchases of Equity Securities...............................................................17
Item 6       Selected Financial Data.............................................................................18
Item 7       Management's Discussion and Analysis of Financial Condition and Results of

PART III

Item 10      Directors and Executive Officers of the Registrant..................................................78
Item 11      Executive Compensation..............................................................................78
Item 12      Security Ownership of Management and Related Stockholder Matters....................................78
Item 13      Certain Relationships and Related Transactions......................................................78
Item 14      Principal Accounting Fees and Services .............................................................78

Part IV

Item 15      Exhibits and Financial Statement Schedules..........................................................79

____________
* Information called for by Part III (Items 10 through 14) is incorporated by reference to the Registrant's Proxy
Statement dated April 6, 2007.

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

At December 31, 2006, the loan portfolio totaled $326,658 constituting 81.91% of the earning assets of $398,824. Security Capital Corporation’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors. Any aggregate credit which exceeds the authority of the loan officer or a combination of several authority limits is forwarded to the Loan Committee for approval. The Loan Committee is comprised of various Bank Directors, including the Chairman.

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

                                                      POPULATION

                                 2000               1990               1980               1970
                                 ----               ----               ----               ----

DeSoto                          107,199             67,910             53,930             35,885

Panola                           34,274             29,996             28,164             26,829

Quitman                          10,117             10,490             12,636             15,888

Tunica                            9,277              8,164              9,652             11,854

Mississippi                   2,844,658          2,573,216          2,520,698          2,216,994

SOURCE: Center for Population Studies, University of Mississippi

                                                      PER CAPITA INCOME

                                 2004           2003           2002            2001           2000
                                 ----           ----           ----            ----           ----

DeSoto                          $29,318       $28,713         $28,251         $27,679        $26,070

Panola                           20,017        19,173          18,331          18,238         17,186

Quitman                          19,482        17,933          15,256          16,820         14,717

Tunica                           19,567        19,325          16,823          18,444         17,327

Mississippi                      24,518        23,466          22,511          21,950         21,005

SOURCE: United States Department of Commerce, Bureau of Economic Analysis

                                          MEDIAN AGE

                                 2000                       1990
                                 ----                       ----

DeSoto                           33.7                       31.5

Panola                           33.0                       30.1

Quitman                          31.8                       30.1

Tunica                           30.6                       25.3

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

Major classifications of loans were as follows:

                                                                    December 31,
                                                            --------------------------
                                                              2006             2005
                                                              ----             ----
                                                                  (in thousands)

Commercial, financial and agricultural                      $ 38,349         $ 30,826
Real estate - construction and development                   105,545           86,404
Real estate - mortgage                                       153,525          149,602
Installment loans to individuals                              26,858           28,833
Other                                                          2,381            2,280
                                                            --------         --------
                                                             326,658          297,945
Less allowance for loan losses                                (4,334)          (3,899)
                                                            --------         --------
                                                            $322,324         $294,046
                                                            ========         ========

The success of the loan portfolio is not dependent on a single borrower or group of borrowers. The large loans of the loan portfolio are defined as those loans with a balance of $387,000 and over. As of December 31, 2006, the loan portfolio totals $326.7 million of which the large lines total $135 million representing 108 borrowers.

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

In 1998, Security Capital Corporation began an expansion to new market areas for the banking operation of First Security Bank. In October of 1998, First Security Banking locations at Como, Mississippi, and Crenshaw, Mississippi, were purchased from First Tennessee Bank. In July of 1999, Planters Bank in Tunica was purchased from First Tennessee Bank. In December of 1995, a loan production office opened in Desoto County in the city of Olive Branch. In June of 1997, the loan production office extended to a full service bank branch but with a small facility and a small staff. In October of 2001, First Security Bank’s operation in Olive Branch moved to a newly constructed building with features of four drive-thru lanes and a total square footage of 7,000 to accommodate the projected growth in that area. In January 2001, a loan production office officially opened in Desoto County in the city of Hernando. On July 1, 2002, the operation in Hernando moved from a loan production facility to a newly constructed building, a sister to the Olive Branch building, providing full banking services. In August of 2003, a branch was opened in the town of Pope. In 2005, First Security Bank continued its expansion in the Desoto County area with the opening of a new branch in Southaven. Construction was completed in July of 2006 on a new facility for the Robinsonville banking location. The facility for a new full-service branch on the corner of Goodman Road and Pleasant Hill Road in Desoto County was ready for occupancy at the end of September of 2006. Each of the newly constructed buildings represents state of the art facilities and will meet the needs of the staff and the level of customer activity. To better serve the customers in the northern Panola County, an additional location in Sardis was opened in October of 2006. The Security Capital Corporation has offered ATM services for numerous years and began in 1995 “running” its own ATMs. Today, First Security Bank provides ATM services at twenty-five locations, fifteen of which are not located on bank property. First Security Bank, also, provides the customer with 24 hours a day, 7 days a week, access to their account balances and activity through a telephone banking product called First Line. Initiated in October of 2002, First Security Bank offered internet banking, called First Teller, to accommodate those customers desiring through technology to review their account’s activity and images of the activity, if applicable, and pay their bills from anywhere in the world.

Employees

On December 31, 2006, First Security Bank had 190 full-time equivalent employees.

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

The BHCA: Under the BHCA, Security Capital Corporation is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. Security Capital Corporation’s and First Security Bank’s activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

The following table represents the capital ratios for Security Capital Corporation and First Security Bank as of December 31, 2006:

                                           Corporation                 Bank
Risk-Based Capital Ratio                     Ratio                     Ratio         Requirements
------------------------                     -----                     -----         ------------
Total Capital                                14.70%                    14.20%           8.00%
Tier 1 Capital                               13.50%                    13.00%           4.00%
Leverage Capital                             10.60%                    10.20%           3.00%

Deposit Insurance Assessments: The deposits of First Security Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of First Security Bank are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC. However, a portion of First Security Bank’s deposits, relating to a savings association acquisition, are subject to assessments imposed by the Savings Association Insurance Fund (“SAIF”) of the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”). Based on the assigned FICO debt service rates, the assessments paid by the Bank during 2006 ranged from 1.32 basis points to 1.26 basis points, per $100 of deposits. The assessments for the first quarter of 2007 will be paid based on an assigned FICO debt service rate of 1.22 basis points.

Competition

The banking business is a highly competitive business. Security Capital Corporation’s market area consists principally of Panola, Quitman, Desoto and Tunica Counties in Mississippi. Security Capital Corporation competes with other financial institutions, as well as insurance companies and various other entities, for deposits and in providing financial services in these counties and the surrounding counties. Security Capital Corporation, as provided by the FDIC Market Share Report of June 30, 2006 (the latest Market Share Report), held 57.44% of the deposit market in Panola County. In Quitman County, this same report reflects Security Capital Corporation holding 18.09% of the deposit market. In Desoto County, an area filled with large regional banks and national banks, Security Capital Corporation held a 4.60% share of the deposit market as of June 30, 2006. Management measures the success of the locations in this area, not only by the growth of the deposits, but by its ability to continue to be competitive and to grow in the loan production area. In Tunica County, Security Capital Corporation held a 44.43% share of the deposit base as of June 30, 2006.

Available Information

The Company maintains an internet website at www.firstsecuritybk.com. The Company provides on its website, as filed with the Securities and Exchange Commission, the quarterly reports on Form 10-Q, as well as the annual report Form 10-K, current reports on Form 8-K, and amendments to those reports. These reports will be available on the Company’s website as soon as reasonably practical after the reports are filed with the Commission. Information on the Company’s website is not incorporated into this Form 10-K or the Company’s other securities filings and is not a part of them. Electronic or paper copies of the reports will be provided, free of charge, upon request by mail, through our website or in person.

Statistical Disclosure

The statistical disclosures for the Company are contained in Tables 1 through 16.

Table 1 — Five Year Financial Summary

Table 2 — Average Balances, Interest Earned and Interest Yields

Table 3 — Net Interest Earning Assets

Table 3A — Volume/Rate Analysis

Table 4 — Non-Interest Income and Expense

Table 5 — Loans by Type

Table 6 — Loan Liquidity

Table 7 — Allowance for Loan Losses

Table 8 — Nonperforming Assets

Table 8A — Allocation of the Allowance for Loan Losses

Table 9 — Securities

Table 10 — Securities Maturity and Repricing Schedule

Table 11 — Securities Weighted Maturity and Tax Equivalent Yield by Classification

Table 12 — Deposit Information

Table 13 — Maturity Ranges of Time Deposits with Balances More Than $100,000

Table 14 — Funding Uses and Sources

Table 15 — Liquidity; Interest Rate Sensitivity

Table 15A — Changes in Net Interest Income over One Year Horizon

Table 16 — Capital Ratios

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

At present the Company’s one-year interest rate sensitivity position continues to indicate an overall neutrality, such that a gradual increase in interest rates during the next twelve months should not have a significant impact on net interest income during that period. However, as with most financial institutions, the Company’s results of operations are affected by changes in interest rates and the Company’s ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and/or changes in the relationships between long-term and short-term market interest rates. A change in this difference might result in an increase in interest expense relative to interest income, or a decrease in the Company’s interest rate spread.

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

Security Capital Corporation’s Profitability Depends on Economic Policies and Factors Beyond Our Control.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.     PROPERTIES

Security Capital Corporation, through First Security Bank, currently operates from its main office in central Batesville and from 12 additional branches in Panola, Quitman, Desoto, and Tunica Counties — all located in Mississippi. Information about these branches is set forth in the table below:

Name of Office                        Location/Telephone Number                   Banking Services Offered
--------------                        -------------------------                   ------------------------

Main Office                           295 Highway 6 West                          Loans, Deposits, Cash,
                                      Batesville, Mississippi 38606;              Safe Deposit Boxes, ATM,
                                      662-563-9311                                Trust, Drive-thru

Express Branch                        130 Highway 51 North                        Drive-thru, Cash
                                      Batesville, Mississippi 38606;
                                      662-563-9311

Marks Branch                          Highway 3 South                             Loans, Deposits, Cash,
                                      Marks, Mississippi 38646;                   Safe Deposit Boxes,
                                      662-326-8053                                Drive-thru

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
                                      662-487-1661                                Drive-thru

Olive Branch Branch                   6659 Highway 305                            Loans, Deposits, Cash,
                                      Olive Branch, Mississippi 38654;            Safe Deposit Boxes, ATM,
                                      662-895-1994                                Drive-thru

Como Branch                           227 Main Street                             Loans, Deposits, Cash
                                      Como, Mississippi 38619;                    Safe Deposit Boxes,
                                      662-526-5191                                Drive-thru

Crenshaw Branch                       729 Broad Street                            Loans, Deposits, Cash,
                                      Crenshaw, Mississippi 38621;                Safe Deposit Boxes,
                                      662-382-5215                                Drive-thru

Tunica Branch                         1262 Edwards Street                         Loans, Deposits, Drive-
                                      Tunica, Mississippi 38676;                  thru, Safe Deposit Boxes,
                                      662-363-2311                                ATM, Cash

Robinsonville Branch                  11490 Old Highway 61                        Loans, Deposits, Cash,
                                      Robinsonville, Mississippi 38664;           Safe Deposit Boxes,
                                      662-363-5015                                ATM, Drive-thru

Hernando Branch                       985 Commerce Street                         Loans, Deposits, Cash,
                                      Hernando, Mississippi 38632;                Safe Deposit Boxes,
                                      662-449-4115                                ATM, Drive-thru

Pope Branch                           7024 Highway 51                             Deposits, Cash, ATM,
                                      Pope, Mississippi 38658;                    Drive-thru
                                      662-578-5650

Southaven Branch                      3035 Church Road                            Loans, Deposits, Cash,
                                      Southaven, MS  38672;                       Safe Deposit Boxes,
                                      662-893-3243                                ATM, Drive-thru

Sardis Express Branch                 610 East Lee Street                         Deposits, Cash, ATM
                                      Sardis, Mississippi  38666;                 Drive-thru
                                      662-487-1895

Goodman Road Branch                   5028 Goodman Road                           Loans, Deposits, Cash,
                                      Olive Branch, Mississippi  38654;           Safe Deposit Boxes,
                                      662-890-1043                                ATM, Drive-thru

Trust and Financial Services          275 Highway 6 West                          Investment Planning &
Branch                                Batesville, Mississippi38606;               Management, Personal Trusts,
                                      662-563-9311                                Corporate Trusts, Pension &
                                                                                  Profit-Sharing Plans, IRAs,
                                                                                  Paying Agent Accounts

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

No matters were submitted to a shareholder vote during the fourth quarter of 2006.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Value

There is no public trading market for the Common Stock of Security Capital Corporation. The articles and bylaws of Security Capital Corporation give Security Capital Corporation a right of first refusal to acquire shares when a shareholder wishes to sell stock.

Dividends

Security Capital Corporation paid an annual cash dividend of $1.00 per share in 2006, and $.95 per share (split adjusted) in 2005. The primary source of funds for dividends paid by Security Capital Corporation to its shareholders is the dividend income received from First Security Bank. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. Under Mississippi law, the payment of dividends by First Security Bank must be approved by the Mississippi Department of Banking and Consumer Finance. The FDIC also has the authority to regulate the payment of dividends and to prohibit a regulated depository institution from engaging in what, in such agency’s opinion, constitutes an unsafe or unsound practice for conducting business. Depending upon the financial condition of the depository institution, payment of dividends could be deemed to constitute such an unsafe or unsound practice. In addition, a depository institution may not pay a dividend or otherwise make a capital distribution if the payment thereof would cause such institution to fail to satisfy its capital requirements.

At December 31, 2006, there were 777 stockholders of record of the Company’s common stock.

ITEM 6.     SELECTED FINANCIAL DATA

Five Year Financial Summary

The following table sets forth certain financial information for Security Capital Corporation on a consolidated historical basis. Such information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes appearing elsewhere in this report.

                                             Security Capital Corporation
                                         Table 1 - Five Year Financial Summary

                                                12/31/2006     12/31/2005     12/31/2004    12/31/2003     12/31/2002
                                                    (in thousands except per share data and Other Financial Data)
Income Statement Data:
Interest Income                                       30,586         24,458        19,092         17,009         16,847
Interest Expense                                      11,523          6,907         4,139          3,955          4,760
Net Interest Income                                   19,063         17,551        14,953         13,054         12,087
Provision for Loan Losses                                965          1,440           637            546            672
Net Interest Income After Provision                   18,098         16,111        14,316         12,508         11,415
Noninterest Income                                     6,926          6,151         5,657          5,666          5,155
Noninterest Expenses                                  14,435         12,948        11,410         10,618         10,092
Income Before Income Taxes                            10,589          9,314         8,563          7,556          6,478
Income Tax Expense                                     3,349          2,707         2,431          2,039          1,666
NET INCOME                                             7,240          6,607         6,132          5,517          4,812

Per Share Data:
Net Income*                                             2.64           2.41          2.24           2.02           1.76
Cash Dividends*                                         1.00           0.95          0.91           0.82           0.74
Book Value*                                            18.95          17.21         16.01          14.94          13.85

Other Ratios:
Return on Average Assets                                1.58           1.57          1.65           1.66           1.60
Return on Equity                                       14.36          14.16         14.22          13.73          13.45
Loans to Deposits                                      89.08          83.98         70.29          70.87          70.60
Loans to Total Assets                                  71.27          68.36         60.06          60.08          59.42
Equity Capital to Total Assets                         11.34          10.83         11.24          12.01          12.00
Average Equity to Average Assets                       10.99          11.12         11.61          12.12          11.94
Dividend Payout Ratio                                  37.90          39.52         40.52          40.66          42.04

Other Financial Data:
Cash Dividends Declared                            2,743,770      2,611,400     2,484,937      2,243,187      2,022,867
Weighted Average
Outstanding Common Shares                          2,743,233      2,741,805     2,739,359      2,734,493      2,733,754

        * The per share information is based upon the retroactive effect of the stock dividends for the period.

The per share data being reflected was derived using the weighted average number of outstanding shares at
December 31, 2006 as the denominator.  (The weighted average number of outstanding shares at December
31, 2006 was 2,743,233.)  For example, the cash dividends per share was determined by dividing the amount of dividends by 2,743,233.

Balance Sheet Data:
Total Assets                                         458,329        435,876       390,274        340,253        315,596
Earning Assets                                       398,824        381,794       349,276        304,056        276,677
Investment Securities AFS                             61,028         78,949        96,669         76,320         74,879
Investment Securities HTM                              7,850          2,047         2,050          2,053              0
Other Securities                                       2,250          1,456         1,259            991            738
Loans - Net                                          322,324        294,046       230,805        200,759        184,060
Allowance for Loan Losses                              4,334          3,899         3,598          3,665          3,455
Total Deposits                                       366,699        354,766       333,458        288,442        265,597
Savings Deposits                                      30,553         30,349        28,416         25,869         19,747
Time Deposits                                        156,692        129,057       116,064        110,914        121,093
Long Term Borrowings                                  11,937         12,991         8,634          4,738          5,113
Shareholders' Equity                                  51,984         47,187        43,870         40,848         37,857

Average Balances:
Total Assets                                         458,715        419,569       371,424        331,612        299,830
Earning Assets                                       396,474        372,321       333,561        296,651        268,860
Securities                                            75,986         93,077        97,514         87,954         69,521
Total Loans                                          314,960        271,323       221,309        197,814        179,295
Allowance for Loan Losses                              4,281          3,727         3,850          3,667          3,232
Savings Deposits                                      31,605         29,420        26,663         23,006         18,340
Time Deposits                                        144,549        117,127       114,125        114,998        110,189
Long-Term Borrowings                                  12,450         11,766         7,695          3,197          4,852
Shareholder's Equity                                  50,413         46,665        43,110         40,183         35,790

Other Data:
Number of Employees                                      190            182           162            157            146

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Application of Critical Accounting Policies

Release 33-8098 requires the company to disclose any accounting estimates based on highly uncertain data and any material impact from adopting an accounting statement or policy.

The primary area in which there is uncertainty is the potential losses in the loan portfolio. In this area, an estimate is derived from an analysis of the loan portfolio and the Allowance for Loan Losses of the loans and the loan types that pose a risk of being a future loss. To prepare for the potential loss, an increase will be made to the loan loss reserve, if needed, for the inclusion of the balances or a percentage of the balances of the identified risks in the loan portfolio. With the need to increase the Allowance for Loan Losses, an increase will occur in bad debt expense or the Provision for Loan Losses expense which ultimately lowers the net income which is reflected on the Income Statement. In addition, the building up of the Allowance for Loan Losses results in a decrease in the total assets reflected on the balance sheet by the decrease in the net loan portfolio. The amount expensed — which is a non-cash transaction — for the accounting period will be an adjustment on the Statement of Cash Flows. In 2006, the allocation to Allowance for Loan Losses increased expenses and lowered net income and net assets by $965 thousand. For future periods, the affect on the income statement and the balance sheet will be dependent on the amount of loan charge offs and the strength of the loan portfolio for the accounting period. If the charge offs decrease and the analysis of the loan portfolio and the Allowance for Loan Losses determine no additional provisions are required, the decrease of the accrual estimate will boost income and net assets. See “Allowance and Provision for Loan Losses” for more details.

Management’s Discussion and Analysis of Financial Condition and Results of Operations For the Years Ended December 31, 2006, 2005, and 2004

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

Results of Operations

Overview

Security Capital Corporation earned $7,239,882 or $2.64 per share for 2006, $6,606,641 or $2.41 per share for 2005, and $6,132,173 or $2.24 per share for 2004 representing an increase of $1,107,709 or $.40 per share for the period from year 2004 through year 2006. These changes are due to the general growth of the banking operation and the effective management of the assets and liabilities.

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

The increase in net interest income in 2006 as compared to 2005 is due primarily to the increase in loans.

The following table sets forth the major components of interest earning assets and interest-bearing liabilities for three consecutive years ending December 31, 2006. In the table below, the loan interest includes loan fees and the interest on securities considers discount accretion and premium amortization.

                                         Security Capital Corporation
                       Table 2 - Average Balances; Interest Earned and Interest Yields
                                                (in thousands)

                                                           Years ended December 31,
                                 --------------------------------------------------------------------------------
                                           2006                       2005                      2004
                                 -------------------------- ------------------------- ---------------------------
                                 Average           Average  Average           Average  Average           Average
                                 Balance  Interest Yields   Balance  Interest  Yields  Balance  Interest  Yields
                                 -------- -------- -------- -------- -------- -------- -------- -------- --------
Assets:
Interest-Earning Assets:
Securities                        78,986    3,386     4.29   92,679   3,687     3.98   96,219   3,826     3.98
BV to MV                            -677                        398                     1,295
Total Securities                  78,309    3,386     4.32   93,077   3,687     3.96   97,514   3,826     3.92

Loans (2)
Commerical/Agricultural          240,725   19,759     8.21  197,627  13,888     7.03  150,633   8,951     5.94
Consumer/Installment              69,092    5,826     8.43   68,682   5,275     7.68   66,148   5,050     7.63
Mortgage                             529       44     8.32      859      70     8.15    1,096      89     8.12
Other Personal Loans               5,122      278     5.43    4,155     278     6.69    3,432     952    27.74
Total Loans                      315,468   25,907     8.21  271,323  19,511     7.19  221,309  15,042     6.80

Other Investments
CDs with Other Banks                 374       15     4.01      564      19     3.37      529      19     3.59
Federal Funds Sold                 1,836       88     4.79    3,567     106     2.97    4,488      58     1.29
FHLB Account/Bank Accounts         1,942       84     4.33    3,325      76     2.29    9,721     147     1.51
Total Other                        4,152      187     4.50    7,456     201     2.70   14,738     224     1.52

Total Earning Assets             397,929   29,480     7.41  371,856  23,399     6.29  333,561  19,092     5.72

Noninterest Earning Assets:

Allowance for Loan Losses         -4,281                     -3,727                    -3,850
Fixed Assets                      18,848                     16,570                    12,612
Other Assets                      23,404                     19,250                    14,951
Cash and Due Froms                14,922                     15,620                    14,150

Total Noninterest Earning
Assets                            52,893                     47,713                    37,863

Total Assets                     450,822                    419,569                   371,424

Liabilities & Shareholder
Equity

Interest-Bearing Liabilities
Deposits:
Interest-Bearing DDA             132,447    3,511     2.65  145,036   2,461     1.70  123,215   1,280     1.04
Savings Deposits                  31,363      470     1.50   29,420     348     1.18   26,663     280     1.05
Time Deposits                    144,549    6,169     4.27  117,127   3,355     2.86  114,125   2,230     1.95

Total Interest-Bearing Deposits  308,359   10,150     3.29  291,583   6,164     2.11  264,003   3,790     1.44

Borrowed Funds
Short-Term Borrowings              3,899      216     5.54    6,272     230     3.67    1,032      15     1.45
FHLB Advances- Short/Long-Term    23,334    1,133     4.86   11,766     506     4.30    7,695     334     4.34

Total Borrowed Funds              27,233    1,349     4.95   18,038     736     4.08    8,727     349     4.00

Total Interest-Bearing
Liabilities                      335,592   11,499     3.43  309,621   6,900     2.23  272,730   4,139     1.52

Non-Interest-Bearing
Liabilities
Non-Interest-Bearing Deposits     58,877                     58,199                    51,798
Other Liabilities                  5,939                      5,084                     3,786

Shareholders' Equity              50,414                     46,665                    43,110

Total Liabilities & SH Equity    450,822                    419,569                   371,424

Net Interest Income &
Interest Rate Spread                       17,981     3.98           16,499     4.06           14,953     4.21

Net Interest Margin                                   4.52                      4.44                      4.48

         The following table sets forth net interest earning assets and liabilities for 2006, 2005 and 2004.
                                        Table 3 - Net Interest Earning Assets
                                                   (in thousands)

                                                           2006               2005               2004
                                                           ----               ----               ----

              Average Interest
                 Earning Assets                           397,929            371,856            333,561

              Average Interest
                 Bearing Liabilities                      335,592            309,621            272,730

              Net                                          62,337             62,235             60,831

         Table 3A -  Volume/Rate  Analysis  depicts the dollar  effect of volume and rate changes from 2004 to 2006.
Variances which were not  specifically  attributable to volume or rate were allocated  proportionately  between rate and volume using the absolute  values of each for a basis for the  allocation.  Non-accruing  loans were included in the average loan balances used in determining the yields.

                                         Table 3A - Volume/Rate Analysis
                                                  (in thousands)

                                                      2006 Change from 2005             2005 Change from 2004
                                                 ------------------------------     ----------------------------
                                                  Volume       Rate      Total       Volume       Rate     Total
                                                  ------       ----      -----       ------       ----     -----

INTEREST INCOME: (1)

Loans                                                 3,624     2,767       6,391        3,596       863     4,459

Investment Securities                                  -638       335        -303         -176        39      -137

Other                                                  -149       134         -15         -197       174       -23

Total Interest Income                                 2,837     3,236       6,073        3,223     1,076     4,299

INTEREST EXPENSE: (2)

Interest Bearing
Demand Deposit Accounts                                -334     1,378       1,044          371       813     1,184

Savings Deposits                                         29        94         123           33        35        68

Time Deposits                                         1,171     1,651       2,822           86     1,039     1,125

Borrowed Funds                                          455       157         612          380         7       387

Total Interest Expense                                1,321     3,280       4,601          870     1,894     2,764

NET INTEREST INCOME                                   1,516       -44       1,472        2,353      -818     1,535
Non-Interest Income and Non-Interest Expense

Non-interest expense increased by 13.48% from 2004 to 2005 and increased by 11.48% from 2005 to 2006, primarily because of increases in salaries and employee benefits. Increases in non-interest expense is supported by the decision to provide a new state of the art facility for the Robinsonville Branch. The increase also signifies the move by Security Capital Corporation into an additional location in Desoto County that required expenditures for banking facilities as well as training employees to perform the operational procedures. Security Capital Corporation, in providing state of the art buildings in its Desoto County locations, has addressed the needs of its staff and of the increase in business as well as presented an attractive banking establishment for its customers. With the establishment of a new facility, other costs are involved such as the purchase of new equipment and the increase in the maintenance costs of the equipment. In addition to the increase in employees, salaries and employee benefits normally increase in a range from 3% to 7% dependent on the profits and the attainment of performance goals.

Included in the 2004 non-interest income is an insurance settlement payment of $350,000 for loss of the original branch building in 2002 due to fire. This payment was partially offset by loss of $123,000 on disposal of obsolete fixed assets. For 2005, non-interest income increased by $494 from 2004 to 2005, primarily in the area of service charges. Reflected in the 2006 non-interest income is the gain from the sale of property. In 2006, a gain of $406,000 was due to the sale of a building that previously housed the trust services and a vacant lot that was identified as other real estate. The components of non-interest income in 2006 reflect a steady increase attributable to the growth of the business with no non-routine transaction of material value to report.

The following table provides details on non-interest income and expense for the Years ended December 31, 2004 through 2006.

                              Table 4 - Non-Interest Income and Expense
                                            (in thousands)

                                                              2006       2005      2004
                                                              ----       ----      ----
              Non-Interest Income:
              Trust Department Income                         1,038       978        911
              Service Charges: Deposits                       4,592     4,333      3,876
              Other Operating Income                          1,296       840        870

              Total Non-Interest Income                       6,926     6,151      5,657

              Non-Interest Expense:
              Salaries & Employee Benefits                    9,276     8,588      7,607
              Occupancy Expense                               1,888     1,553      1,236
              Other Operating Expense                         3,271     2,807      2,567

              Total Non-Interest Expense                     14,435    12,948     11,410
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

Financial Condition

Loans

The loan portfolio constitutes the major earning asset of Security Capital Corporation and in the opinion of management offers the best alternative for maximizing interest spread above the cost of funds. The continuing loan growth is primarily due to Security Capital Corporation’s move to a market area that is experiencing rapid growth in the building of residential and commercial structures. Real Estate Loans and Commercial Loans comprise the largest segment of the loan portfolio. Commercial loans which bear a higher degree of risk comprise 5.80% of the loan portfolio at December 31, 2006. Agricultural loans, another type of loan that carries a higher degree of risk, are only 2.34% of the loan portfolio at December 31, 2006.

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

Collateral and Documentation Requirements

All loans must have an ample margin of safety between the loan advance and the current fair value of the collateral. The benchmark, under normal circumstances, is loan advances for all types of loans and should not exceed 80% of the current fair value of the collateral. However, decisions of judgment are needed in special circumstances and this percentage may be reduced by the abnormality/unusual nature of the collateral. Documentation of the collateral is properly collected before the loan transaction is completed and will meet the requirements (to name a few) of the Mississippi Uniform Commercial Code, the Loan Policy, and all pertinent regulations. In an effort to secure and to protect the liens of the First Security Bank, a staff provides loan management with periodic reports highlighting loan accounts requiring additional documentation. In addition, the compliance and loan review officer along with the internal audit staff monitor the procedures on an ongoing basis with reports for management of any deficiencies.

Characteristics, Criteria and Risks of Types

The composition of the loan portfolio consists chiefly of real estate, agricultural, consumer and commercial loans. Real estate loans, in addition to the general collateral and documentation requirements, require the performance of an appraisal or evaluation before the credit decision is made. An appraisal is required for all new real estate loans where the loan amount is $250,000 or greater. All appraisals must be prepared by a certified appraiser. However, on 1-4 family residential real estate loans less than $1,000,000, the appraisal may be prepared by a licensed appraiser. For small loans (less than $250,000), the appraisals may be performed by a certified or licensed in-house appraiser. Real estate loans are normally considered a low risk due to the required strength in collateral. Agricultural loans mandate an extensive review of the customer’s farming tract record, financial statements, cash flow statements, projected income and collateral. The depth of these reviews should determine the honesty, integrity, the debt status, the repayment ability and the collateral strength of the farmer. To combat this high risk area, the bank’s policy is for production loans to be completely secured with tangible assets and not to exceed 60% of the projected cash repayment ability. Consumer loans is another area of high risk due to the type and location of the collateral and the volatility of the economy which may affect the payback ability of the customer. The consumer loans normally require the pledging of collateral. However, up to $10,000 may be extended without the pledging of the collateral but must be based on the creditworthiness of the loan applicant. Credit card loans (a very high risk area) — in the consumer group — require a financial statement submitted in order for a credit limit of $5,000 and over to be granted. Commercial loans require a review of the purpose and the assessment of the future benefit of the operation, the financial statements, and the collateral on the onset to determine the strength of the potential loan asset. The degree of risks associated with the commercial lending is dependent on the completeness of the initial loan evaluation process.

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

         The following table reflects outstanding balances by loan types for the past five years.

                                            Table 5 - Loans by Type
                                                (in thousands)

                                                              2006       2005       2004       2003       2002
                                                              ----       ----       ----       ----       ----

Commercial, Financial & Agricultural                         38,349     30,826     28,077     32,878     38,229
Real Estate - Construction & Development                    105,545     86,404     49,189     37,116     27,165
Real Estate - Mortgage                                      153,525    149,602    124,911    103,348     96,737
Installment Loans to Individuals                             26,858     28,833     29,898     28,529     22,602
Other                                                         2,381      2,280      2,328      2,553      2,782

Total Loans                                                 326,658    297,945    234,403    204,424    187,515

         The following table reflects the maturity  schedule or repricing  frequency of all loans that will reprice or mature within one year.

                                                 Table 6 - Loan Liquidity
                                                      (in thousands)

                                                                      Within     1 thr 5     Over
                                                                      1 Year      Years     5 Years     Total
                                                                      ------      -----     -------     -----
           Loans That Will Reprice or Will Mature:
           Allocation by Maturity Date:
           Commercial, financial and agriculture loans                 26,948     10,324        488      37,760
           Construction and development                                93,471     12,622         41     106,134
                                                                      120,419     22,946        529     143,894

           Repricing frequency of loan types above:
           Fixed Rate                                                  36,002     15,644        301      51,947
           Variable Rate                                               84,417      7,302        228      91,947

           Total                                                      120,419     22,946        529     143,894
           Percent of Total                                            83.69%     15.95%      0.36%     100.00%
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

Activity in the allowance for loan losses is reflected in Table 7 — Analysis of Allowance for Loan Losses. The recorded values of loans and leases actually removed from the consolidated balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, become net charge-offs. Security Capital Corporation’s policy is to charge-off loans, when, in management’s opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize recovery.

                                         Security Capital Corporation
                                      Table 7 - Allowance for Loan Losses
                                                (in thousands)

                                                    2006          2005         2004          2003         2002
                                                    ----          ----         ----          ----         ----

Balance at Beginning of Year                        3,899         3,598        3,665         3,455        3,039

Loans Charged-Off

Commercial, Financial & Agricultural                  105           250          242           146           75

Real Estate - Construction & Development               35            20            6             4            -

Real Estate - Mortgage                                 44           313          225            69           75

Installment Loans to Individuals                    1,017           971          655           167          584

Other                                                  13            63            -           324            4

Total Charge-Offs                                   1,214         1,617        1,128           710          738

Charge-Off Recovered

Commercial, Financial & Agricultural                    8            23            2            36            8

Real Estate - Construction & Development                4             -            -            26            6

Real Estate - Mortgage                                 21            49           24             -           39

Installment Loans to Individuals                      648           383          398           104          423

Other                                                   3            23            -           208            6

Total Recoveries                                      684           478          424           374          482

Net Charge-Offs                                       530         1,139          704           336          256

Current Year Provision                                965         1,440          637           546          672

Balance at End of Year                              4,334         3,899        3,598         3,665        3,455

Loans at End of Year (Net of Allowance)           322,324       294,046      230,805       200,759      187,515

Ratio: Allowance to Loans                           1.34%         1.33%        1.56%         1.83%        1.84%

Average Loans                                     315,468       271,323      221,309       197,814      179,295

Ratio:  Allowance to Average Loans                  1.37%         1.44%        1.63%         1.85%        1.93%

Ratio:  Net Charge Offs to Average Loans            0.17%         0.42%        0.32%         0.17%        0.14%

Nonperforming assets and relative percentages to loan balances are presented in Table 8 — Nonperforming Assets. The level of nonperforming loans and leases is an important element in assessing asset quality and the relevant risk in the credit portfolio. Nonperforming loans include non-accrual loans, restructured loans, and loans delinquent 90 days or more. Loans are classified as non-accrual when management believes that collection of interest is doubtful, typically when payments are past due over 90 days, unless well secured and in the process of collection. Another element associated with asset quality is other real estate owned (OREO), which represents properties acquired by Security Capital Corporation through loan defaults by customers.

                                              Table 8 - Nonperforming Assets
                                                      (in thousands)

                                                         2006       2005        2004        2003       2002
                                                         ----       ----        ----        ----       ----
              Loans:
              Non-accrual                                  819         15         172         78         590

              90 Days+ Past-Due                           2308        786         724        629         307

              Total Nonperforming Loans                  3,127        801         896        707         897
              As % of Total Loans                        0.96%      0.27%       0.38%      0.35%       0.48%

              Other Real Estate                            365        558         165        129         234
              As % of Total Loans                        0.11%      0.19%       0.07%      0.06%       0.12%

              Loan Loss Reserve                          4,334      3,899       3,598      3,665       3,455

              Loan Charge-Offs                            1214       1617        1128        710         738

              Total Loans                              326,658    297,945     234,403    204,424     187,515

The consolidated reserve for loan losses reflected in Table 7 are the balances remaining after the charge offs for the year.

The loan portfolio contained $819 thousand in non-accrual loans represented by five loans and an aggregate of $2,308 thousand of 90 days past due and over as of December 31, 2006. If the non-accrual loans had been performing loans during the 2006 period, interest income would have shown an addition of $20 thousand. The 90 days and over past due loans, classified as being well-secured and capable of being collected, were not subject to a non-accrual status and interest is accrued and recognized daily as income. The interest income recognized in 2006 for the loans classified as 90 days and over past due at December 31, 2006, totaled $110 thousand.

Potential Problem Loans

As of December 31, 2006, loan management had not identified any loans requiring greater than normal supervision other than the loans in the categories of Watch, Substandard and Doubtful indicated below. Analysis of possible workout plans does not anticipate any deficiency. The actual deficiency depends on the market for the equipment and real estate at the time of disposal.

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

All watch list loans are subject to additional scrutiny and monitoring. Security Capital Corporation’s policies require loan officers to identify borrowers that should be monitored in this fashion and believe this process ultimately results in the identification of problem loans in a more timely fashion. At December 31, 2006, Security Capital Corporation in its Loan Loss Reserve Analysis classified $12,931,915 with a rating of Watch, $1,642,198 with a rating of Substandard, and $822,008 with a rating of Doubtful.

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

                                              Table 8A - Allocation of the Allowance for Loan Losses
                                                                (Dollars in thousands)
                                                                    At December 31,
                          -----------------------------------------------------------------------------------------------------
                                 2006                 2005                2004                2003                 2002
                          -------------------- ------------------- ------------------- -------------------- -------------------
                           Amount    Percent    Amount   Percent    Amount   Percent    Balance   Percent   Balance   Percent
                          --------- ---------- --------- --------- --------- --------- ---------- --------- --------- ---------

Commercial, Financial
   & Agricultural         $    590     13.61%   $   401   10.28%    $   538   14.95%    $   856    23.36%    $ 1,006   29.12%

Real Estate - Construction
   & Development               913     21.06%       865   22.19%        522   14.51%        461    12.58%        298    8.63%

Real Estate - Mortgage       1,922     44.34%     1,906   48.88%      1,735   48.22%      1,533    41.83%      1,246   36.06%

Installment Loans
   to Individuals              460     10.62%       575   14.75%        780   21.68%        732    19.97%        816   23.62%

Other Loans                    413      9.54%       152    3.90%         23    0.64%         26     0.71%         28    0.81%

Unallocated                     36      0.83%         -        -          -        -         57     1.56%         61    1.77%
                          --------- ---------- --------- --------- --------- --------- ---------- --------- --------- ---------

Total Loans               $  4,334    100.00%  $  3,899  100.00%    $ 3,598  100.00%   $  3,665   100.00%    $ 3,455  100.00%
                          ========= ========== ========= ========= ========= ========= ========== ========= ========= =========

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

Due to the growth in the loan portfolio from $187.5 million to $204.4 million during 2003, the loan portfolio analysis required an increase in the loan loss reserve. The allocation for doubtful loans reflected an increase of $17 thousand primarily due to using a specific allocation for a projected loss. A specific allocation is a deficiency when the balance of the loans exceeds the market value of the collateral. The loan loss reserve at December 31, 2003, was allocated as follows: substandard loans, $166 thousand; doubtful loans, $25 thousand; bankruptcy loans, $439 thousand; credit card loans, $38 thousand; agricultural loans, $575 thousand; consumer loans without real estate collateral, $540 thousand; watch loans, $260 thousand; and the remainder of the adjusted loan portfolio, $1,622 thousand.

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

At December 31, 2006, the loan loss reserve reflected a growth of approximately $435 thousand from December 31, 2005. The allocation for substandard loans, which increased from 2005 by $341 thousand, remained basically unchanged at approximately $180 thousand due to the change in the historic percentage. Bankruptcy loans decreased by approximately $1,064 thousand and caused a decrease in its loan loss reserve allocation of $235 thousand. The loans classified as watch loans increased by approximately $2.9 million. This increase created an increase in the watch loans allocation by $447 thousand. The allocation for doubtful loans increased by $372 thousand in 2006, attributable to an increase in the level of doubtful loans and the estimated loss. The doubtful loans grew from $14 thousand in 2005 at an estimated loss of $5 thousand to $822 thousand in 2006 at an estimated loss of $377 thousand. The loan loss reserve for December 31, 2006, also includes consideration and allocation as follows: construction loans of $31.6 million, $316 thousand, commercial real estate loans of $74.7 million, $374 thousand; nonfarm/nonresidential loans of $91.1 million, $228 thousand and economic factors based on loans of $327 million, $819 thousand.

Loan charge offs in 2005 and 2006 were $1,617 and $1,214 thousand, respectively, reflecting a decrease over the average loan charge offs of $1,152 thousand for the period of 2003 through 2005. This continuing level in loan charge offs mandates the need to maintain the status in the provisions for the Allowance for Loan Losses for 2005 and 2006, respectively, $1,440 thousand and $965 thousand. The significant increase in 2005 from 2004 of $803 in the provision is the resulting action of a continuing analysis of problem loans, a readiness to recognize losses, and a dedication to maintain a sufficient level of a reserve. The provisions in 2006 continued that dedication of maintaining the reserve based on historic experience and current trends. The latest regulatory exam as of September 30, 2005, however, classified $1.9 million of loans as substandard, up from $1.6 million as reflected in the regulatory exam as of December 31, 2003. This increase will be a gauge in the analysis of needed loan provisions. Recoveries reflected an increase in 2006 from $478 thousand to $684 thousand as a result of the diligent efforts by loan and deposit personnel to regain principal from the classified loan activity. The ratio of the Allowance for Loan Losses to Loans for the years presented reflects a range from a low of 1.33% in 2005 to a high of 1.84% in 2002.

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

                                                      Table 9 - Securities
                                                        (in thousands)

                                                      2006         2005        2004        2003         2002
                                                      ----         ----        ----        ----         ----
        Securities Available for Sale
        U. S. Treasuries                                   -           -           -          702         713
        U. S. Agencies                                 5,441      11,175      23,316       28,560      15,026
        Mortgage Backed                               20,915      20,872      22,419        9,611      17,158
        State, Municipals & Other                     34,672      46,902      50,934       37,447      41,982

        Total Securities AFS                          61,028      78,949      96,669       76,320      74,879

        Securities Held to Maturity
        U. S. Treasuries                                   -           -           -           -            -
        U. S. Agencies                                     -           -           -           -            -
        Mortgage Backed                                    -           -           -           -            -
        State, Municipals & Other                      7,850       2,047       2,050        2,053           -

        Total Securities HTM                           7,850       2,047       2,050        2,053           -

        Other Securities
        Equities                                       2,250       1,456       1,259          991         738

        Total Securities                              71,128      82,452      99,978       79,364      75,617

The security portfolio is composed of U. S. Treasury securities, U. S. Agency securities, State and Municipal securities - both tax-exempt and taxable, equities, and mortgage-backed securities.

                                                            Table 10
                                            Securities Maturity & Repricing Schedule
                                                         For 12/31/2006
                                                         (in thousands)

                                                      1 Year         After 1 Year     5 to 10         Over
                                                     and Less        Thru 5 Years      Years         10 Years
                                                     --------        ------------      -----         --------
                     Agencies
                     Fair Value                        1,979             1,502           986            974
                     Book Yield                        4.000             5.226         3.947          3.947

                     Taxable Municipals

                     Fair Value                          707               238           150              -

                     Book Yield                        5.472             6.218         4.790              -

                     Municipals

                     Fair Value                        3,222            15,519        11,575         11,411
                     Book Yield                        5.190             5.280         6.086          7.402

                     Equity-FHLB                           0                 0             0          1,746
                     Book Yield                                                                       4.530

                     Other Securities                      0                 0             0            504

                     MBS
                     Fair Value                            0                 0             0         20,915
                     Book Yield                                                                       5.180

                     Total Fair Values                 5,908            17,259        12,711         35,550
                     Weigh Bk Yields                   4.830             5.290         5.900          5.750

                    Table 11 - Securities Weighted Maturity and Tax Equivalent Yield by Classification
                                                     December 31, 2006

                                                                                          Weighted
                                                                 Weighted              Tax-Equivalent
                                                                 Maturity                   Yield
                                                                 --------              ---------------
              U. S. Agencies                                     4.88 Yrs                  4.315%
              Mortgage Backed                                    4.82 Yrs                  5.180%
              Taxable Municipals                                 1.62 Yrs                  5.551%
              Tax-Exempt Municipals                              6.84 Yrs                  6.065%

              Total Securities Portfolio                         5.98 Yrs                  5.645%

The weighted tax-equivalent yields reflected in the table above were calculated using amortized costs and a tax rate of 34%.

The securities portfolio carries varying degrees of risk. Investments in U. S. Treasury and U. S. Agency securities have little or no credit risk. Mortgage-backed securities are substantially issues of federal agencies. Obligations of states and political subdivisions are the areas of highest potential credit exposure in the portfolio. This risk is minimized through the purchase of high quality investments. When purchased, obligations of states and political subdivisions and corporate bonds must have a credit rating by Moody’s or Standard and Poor’s of “A” or better. The risk of non-rated municipal bonds is minimized by limiting the amounts invested in local issues. Management believes the non-rated securities are of high equality. No securities of an individual issuer exceeded 10% of Security Capital Corporation’s shareholders’ equity as of December 31, 2006. Security Capital Corporation does not use off-balance sheet derivative financial instruments as defined in Statement of Financial Accounting Standards No. 119, “Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.”

In 2003 and 2004, the securities investment was increased as investment decisions favored securities investments when adequate loan funding was maintained. In 2005 and 2006, the securities portfolio decreased as the loan demand increased without an echo of the same increase in the deposits.

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

                                              Table 12 - Deposit Information
                                                      (in thousands)

                                        2006               2005               2004              2003               2002
                                -----------------  -----------------  ----------------  -----------------  ------------------
                                 Average     Avg    Average     Avg    Average    Avg    Average     Avg    Average     Avg
                                 Balance    Rate    Balance    Rate    Balance   Rate    Balance    Rate    Balance    Rate
                                ---------  ------  ---------  ------  ---------  -----  ---------  ------  ---------  -------
Noninterest- Bearing
   Demand                          58,635             57,954            51,557             47,034             41,552
   Savings                            242                245               241                226                213
Interest-bearing
   Demand                         132,447   2.65     145,036   1.70    123,215   1.04      93,409   1.00      79,950   1.34
   Savings                         31,363   1.50      29,420   1.18     26,663   1.05      22,780   1.13      18,127   1.58
   Time Deposits                  144,549   4.27     117,127   2.86    114,125   1.95     114,998   2.11     110,189   2.67
                               -----------        -----------        ----------        -----------        -----------
                                  367,236            349,782           315,801            278,447            250,031
                               ===========        ===========        ==========        ===========        ===========

                                          Table 13 - Maturity Ranges of Time Deposits
                                               With Balances More Than $100,000
                                                    As of December 31, 2006
                                                        (in thousands)

                          3 Months or Less                                                    $33,704
                          Over 3 Months thru 6 Months                                          17,158
                          Over 6 Months thru 12 Months                                         21,199
                          Over 12 Months                                                        5,108
                                                                                      ----------------
                                                                                               77,169
                                                                                      ================

Security Capital Corporation in its normal course of business will acquire large certificates of deposit (time deposits), generally from public entities that exhibit a variety of maturities. These funds are acquired on a bid basis and are considered to be part of the deposit base of Security Capital Corporation.

Borrowings

Aside from the core deposit base and large denomination certificates of deposit mentioned above, the remaining funding sources include short-term and long-term borrowings. As of December 31, 2006, Security Capital Corporation’s short-term borrowings consisted of $1,443,000 of the Treasury Tax and Loan open-end note and $14,000,000 of the $25,937,000 borrowed from the Federal Home Loan Bank. As of December 31, 2005, the short-term borrowings were composed of $1,105,000 in the Treasury, Tax and Loan open-end note. Security Capital Corporation foresees short-term borrowings to be a continued source of liquidity and will continue to use these borrowings as a method to fund short-term needs.

At the end of 2005 and 2006, Security Capital Corporation had long-term debt in the amount of $12,991,000 and $11,937,000, respectively. Scheduled principal payments of $625 thousand are due to the Federal Home Loan Bank in 2007. The rates on the debt with Federal Home Loan Bank as of December 31, 2005, ranged from 2.335% to 6.575% with the maturities ranging to 2025. The maximum month-end balance during 2006 with Federal Home Loan Bank occurred at the end of July with the balance of $33,188,784. For 2006, the average outstanding long-term balance was $12,450,240 for debt with Federal Home Loan Bank.

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

Security Capital Corporation addresses short-term liquidity from both an asset liquidity and a liability liquidity viewpoint. Short-term asset liquidity is provided by money market assets, the investment portfolio, and readily saleable bank assets. Short-term liability liquidity is measured by the liabilities considered to be more volatile in nature and more likely to be sensitive to changes in interest rates. Short-term liquidity is monitored thru the asset/liability reports in a measure of a coverage ratio and a crisis coverage ratio. These ratios measure the ability of the bank to raise cash quickly and how many times this cash will cover volatile liabilities. For December 31, 2006, the coverage ratio was 4.45X — which was in compliance of the policy limit of 1X. Of this ratio, the calculated reserves or the source for cash was $167.0 million which would be needed to meet the demand of the identified volatile liabilities and unused loan commitments of $25.3 million and $12.2 million, respectively. The crisis ratio looks at the coverage of volatile liabilities under a scenario where cash is needed immediately. The crisis ratio for December 31, 2006, was 1.66X, adequately within the policy limit of .50X. The identified reserves for a crisis ratio totaled $121.4 million and the volatile liabilities and unused loan commitments totaled $73.2 million. Additionally, the bank monitors liquidity by looking at the ratio of cash and short-term investments versus non-core funding. The liquidity ratio for December 31, 2006, was in compliance with the policy limit of 15% with a ratio of 18.1%. This ratio measures the net cash and short-term marketable assets of $64.6 million to the net deposits and short-term liabilities of $356.8 million. The corporation’s dependency ratio of 21.0% reflected a slight noncompliance issue with the policy ratio of 20.0% at December 31, 2006 which is attributable to an increase of the net volatile liabilities. This ratio measures the net volatile liabilities to the earning assets less short-term investments.

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

At December 31, 2006, we had outstanding loan origination commitments and unused commercial and commercial and retail lines of credit of $38.4 million. Letters of credit commitments totaling $16 million consisted of financial standby letters of credit of $8.1 million, performance standby letters of credit of $1.6 million and commercial letters of credit of $6.3 million. We anticipate that we will have sufficient funds available to meet current origination and other lending commitments. As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of securities, sale of loans and/or the temporary curtailment of lending activities. Certificates of deposit that are scheduled to mature within one year totaled approximately $137 million at December 31, 2006. We expect to retain a substantial majority of these certificates of deposit.

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

Gap Analysis is the analytical tool that places maturing and repricing assets and liabilities into time buckets to measure the short and long term pricing imbalances for a given period. The broad guidelines set by Security Capital Corporation for this measure are set in time frames of three months, six months, and twelve months with a +/- cumulative gap position limit of 30%. Earnings at Risk (EAR), another analysis tool, is considered management’s best source of managing short-term interest rate risk (in a one-year time frame.) The EAR variance is the percentage change in net interest income over 12 months relative to the base case scenario (with rates being flat) for a +/- instantaneous parallel movement. The first limit or level is set at 10% of net interest income which will serve as a warning to management. The second level of 15% represents a risk earnings and is not acceptable to management. When this occurs, an explanation of the variance is reported to Asset/Liability Committee and to the Board of Directors with an action plan to decrease the variance. Among the possible actions are loan sales, use of FHLB borrowings and investment portfolio restructuring. Economic Value of Equity is the tool for measuring long-term interest rate risk. This tool measures the long-term safety and soundness of the institution being compromised for the sake of short-term results. The two limits of Economic Value of Equity are level I designated having a variance of 30-39% and level II designated having a variance of 40% or higher and uses the same concern or action level as for Earnings at Risk

The analysis performed using December 31, 2006, data projecting for the period ending December 31, 2007, reflected the net interest income at $19.8 million. Return on Assets and Return on Equity at 1.70% and 14.85%, respectively, compare to December 31, 2006, actuals at 1.58% and 14.36%, respectively. The model for December 31, 2006 has shifted to an overall neutrality to changes in rates as compared to the model for December 31, 2005, which reflected a liability sensitive status. In the current model, the net interest margin remains the same in the 200 ramp up and in the up 100 ramp. For the 200 ramp down and the 100 ramp down, the model reflects a .06% and .05% increase, respectively. The Economic Value of Equity increased 14.1% in the up 200 ramp. The down 200 ramp results in a decrease to net interest income of 14.3% which is well within the policy limit of 30%. As rates move down 100 basis points we see a decrease in net interest income of 1.1%. The model shows a “best place” position of reaping some benefit if rates fall and only a slight risk if rates rise.

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

In 2005, the funds provided by operations totaled $5.8 million. The increase in loans of $63.6 million demanded funding from the redemption of federal funds sold of $14 million, an increase in borrowings of approximately $19 million (which includes federal funds purchased), and an increase in deposits of $21.3 million. Other uses of fundings were a $2 million purchase of bank owned life insurance, $2.6 million in dividends paid, and a $4.5 million capitalization for premises. A net decrease of $9.4 million between purchases and maturities in investment in securities assisted in providing for the expenditures in 2005.

Along with the cash provided by operations of $7.2 million in 2006, the cash available for use was provided by an increase of deposits of $11.9 million and a net increase of borrowings of $13.2 million. These funds were used to provide for an increase in loan demand of $28.7 million, the paying of a cash dividend of $2.7 million, and the addition of buildings and equipment of $4.6 million.

Table 14 — Funding Uses and Sources details the main components of cash flows for 2004 thru 2006.

                                                   Table 14 - Funding Uses and Sources
                                                             (in thousands)

                                           2006                              2005                              2004
                                         Increase                          Increase                          Increase
                             Average    (Decrease)      %      Average    (Decrease)      %      Average    (Decrease)      %
                             Balance      Amount      Change   Balance      Amount      Change   Balance      Amount      Change

Funding Uses
Loans                         315,468        44,145     16.27   271,323        50,014     22.60   221,309        23,495     11.88
Securities*                    78,986       -13,693    -14.77    92,679        -3,540     -3.68    96,219        10,637     12.43
Federal Funds Sold              1,836        -1,731    -48.53     3,567          -921    -20.52     4,488          -924    -17.07
                              396,290        28,721      7.81   367,569        45,553     14.15   322,016        33,208     11.50

Funding Sources
Noninterest Bearing Deposits
   Demand Deposits             58,635           681      1.18    57,954         6,397     12.41    51,557         4,523      9.62
   Savings Deposits               242            -3     -1.22       245             4      1.66       241            15      6.64
Interest Bearing Deposits
   Demand Deposits            132,447       -12,589     -8.68   145,036        21,821     17.71   123,215        29,806     31.91
   Savings Deposits            31,363         1,943      6.60    29,420         2,757     10.34    26,663         3,883     17.05
   Time Deposits              144,549        27,422     23.41   117,127         3,002      2.63   114,125          -873     -0.76
Borrowings                     27,233         9,195     50.98    18,038         9,311    106.69     8,727          -118     -1.33
                              394,469        26,649      7.25   367,820        43,292     13.34   324,528        37,236     12.96

*Cost basis is used for securities instead of market values.

Table 15 — Liquidity and Interest Rate Sensitivity reflects interest earning assets and interest-bearing liabilities by maturity distribution. Product lines repricing in time periods predetermined by contractual agreements are included in the respective maturity categories.

                                             Table 15 - Liquidity; Interest Rate Sensitivity
                                                             (in thousands)

                                                                  As of December 31, 2006
                                                Less       Over 3 Mos      Over 1 yr       Over
                                                3 Mos       thru 1 Yr      thru 3 Yrs     3 Yrs       Total

Interest Earning Assets
Loans                                           139,254          109,393        52,550      25,461    326,658
Short-Term Investments                              198         -              -            -             198
Investment Securities                             4,671            7,767        22,568      36,122     71,128
Other                                             -             -              -             5,764      5,764
Total Interest Earning Assets                   144,123          117,160        75,118      67,347    403,748

Interest Bearing Liabilities
NOW                                              19,190         -                4,652      34,308     58,150
Money Market                                     20,409         -                4,948      36,517     61,874
Savings Deposits                                 13,659         -                2,448      46,712     62,819
Time Deposits                                    57,156           79,850         7,462      12,224    156,692
Short-Term Borrowings                            15,443         -              -            -          15,443
Long-Term Borrowings                                153              472         3,344       7,968     11,937
Total Interest Bearing Liabilities              126,010           80,322        22,854     137,729    366,915

Rate Sensitive Assets (RSA)                     144,123          261,283       336,401     403,748    403,748
Rate Sensitive Liabilities (RSL)                126,010          206,332       229,186     366,915    366,915
Rate Sensitive Gap                               18,113           36,838        52,264     -70,382     36,833
Rate Sensitive Cumulative Gap                    18,113           54,951       107,215      36,833     36,833
Cumulative % of Earning Assets                    4.49%           13.61%        26.55%       9.12%      9.12%
Cumulative % of Total Assets                      5.32%           16.15%        31.51%      10.83%     10.83%

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

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Additionally, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Therefore, we do not rely solely on a gap analysis to manage our interest rate risk, but rather we use what we believe to be the more reliable simulation model — relating to changes in net interest income.

Income Sensitivity:

Based on simulation modeling at December 31, 2006, and December 31, 2005, our net interest income would change over a one-year time period due to changes in interest rates as follows:

                               Table 15A - Change in Net Interest Income Over One Year Horizon

                                                                   (Dollars in Thousands)
                                                       at December 31, 2006     at December 31, 2005
                                                      ------------------------ ------------------------
                                                        Dollar         %         Dollar         %
Changes in Levels of Interest Rates                     Change       Change      Change      Change
                                                      ------------ ----------- ----------- ------------

                   Increase 2.00%                              $3       0.00%       -$102         .50%
                   Increase 1.00%                             -21      -0.01%        -109         .60%
                   Decrease 1.00%                             210       1.10%         259        1.40%
                   Decrease 2.00%                             269       1.40%         518        2.80%

Analysis of the simulation presented indicates as of December 31, 2005, there is little short term interest rate risk due to the projected increase in net interest income of 2.80% in a down 200 basis point rate ramp. As of December 31, 2006, the neutral status is evident as reflected in the projected ..00% decrease in the up 200 ramp. The down 200 ramp as of December 31, 2006, results in an increase to net interest income of 1.40%, well within the policy limit of (10%).

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

Management believes Security Capital Corporation and First Security Bank meet all the capital requirements as of December 31, 2006, as noted below in Table 16 — Capital Ratios, and is well-capitalized under the guidelines established by the banking regulators. To be well-capitalized, Security Capital Corporation and First Security Bank must maintain the prompt corrective action capital guidelines described above.

Security Capital Corporation increased the amount of dividends paid to $2,743,770 in 2006, compared to $2,611,400 in 2005, an increase of $132,370 or 5.07%.

                                                  Table 16 - Capital Ratios
                                                    (Dollars in thousands)

                                                                           As of December 31,
                                                                      2006        2005       2004

                          Tier 1 Capital

                          Total Tier 1 Capital                         48,151      43,568     39,486

                          Total Capital
                          Tier 1 Capital                               48,151      43,568     39,486
                          Allowable Allowance for Loan Losses           4,334       3,899      3,373

                          Total Capital                                52,485      47,467     42,859

                          Risk Weighted Assets

                          Net Average Assets                          454,841     426,707    378,931

                          Total Risk Weighted Assets                  356,670     330,071    271,296

                          Risk Based Ratios
                          Tier 1 Leverage Ratio                         10.59       10.21      10.42
                          Tier 1 Risk Based Capital Ratio               13.50       13.20      14.55
                          Total Risk Based Capital Ratio                14.72       14.38      15.80
Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements existing at December 31, 2006.

Tabular Disclosure of Contractual Obligations

                                Tabular Disclosure of Contractual Obligations
                                               (in thousands)

                                                          Payment due by period
                                                  Less than   1 to 3    3 to 5    More Than
Contractual Obligations                 Total      1 Year      Years     Years     5 Years
------------------------                -----    ----------   -------  --------  -----------

Long-Term Debt Obligations             $11,937    $    656    $3,344    $1,479    $   6,458

Capital Lease Obligations                   10          10         -         -            -

Operating Lease Obligations                  -           -         -         -            -

Purchase Obligations                         -           -         -         -            -

Other Long-Term Liabilities
Reflected on the Registrant's

Balance Sheet under GAAP                     -           -         -         -            -

Total                                  $11,947       $ 666    $3,344    $1,479      $ 6,458
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                           SECURITY CAPITAL CORPORATION

                                                              SELECTED FINANCIAL DATA

                                                              YEARS ENDED DECEMBER 31,

                                                       2006          2005           2004            2003            2002
                                               --------------- -------------- ---------------- --------------- ----------------
                                                                   (In thousands, except per share data)

INCOME DATA
Interest and fees on loans                     $        27,013 $       20,570 $         15,042 $        13,584 $        13,175
Interest and dividends on securities                     3,294          3,643            3,826           3,256           3,210
Other interest income                                      279            245              224             169             462
                                               --------------- -------------- ---------------- --------------- ----------------
   Total interest income                                30,586         24,458           19,092          17,009          16,847
Interest expense                                        11,523          6,907            4,139           3,955           4,760
                                               --------------- -------------- ---------------- --------------- ----------------
   Net interest income                                  19,063         17,551           14,953          13,054          12,087
Provision for loan losses                                  965          1,440              637             546             672
                                               --------------- -------------- ---------------- --------------- ----------------
Net interest income after provision for
   loan losses                                          18,098         16,111           14,316          12,508          11,415
                                               --------------- -------------- ---------------- --------------- ----------------
Service charges on deposit accounts                      4,592          4,333            3,876           3,758           3,671
Other income                                             2,334          1,818            1,781           1,908           1,484
                                               --------------- -------------- ---------------- --------------- ----------------
Total noninterest income                                 6,926          6,151            5,657           5,666           5,155
                                               --------------- -------------- ---------------- --------------- ----------------
Salaries and employee benefits                           9,276          8,588            7,607           6,649           6,145
Occupancy and equipment expense                          1,888          1,553            1,236           1,311           1,277
Other expenses                                           3,271          2,807            2,567           2,658           2,670
                                               --------------- -------------- ---------------- --------------- ----------------
Total noninterest expenses                              14,435         12,948           11,410          10,618          10,092
                                               --------------- -------------- ---------------- --------------- ----------------

Income before income taxes                              10,589          9,314            8,563           7,556           6,478
Income taxes                                             3,349          2,707            2,431           2,039           1,666
                                               --------------- -------------- ---------------- --------------- ----------------

Net income                                     $         7,240 $        6,607 $          6,132 $         5,517 $         4,812
                                               =============== ============== ================ =============== ===============
PER SHARE DATA (1)
Net income - basic                             $          2.64 $         2.41 $           2.24 $          2.02 $          1.76
Dividends                                                 1.00           0.95             0.91            0.82            0.74
Book value                                               18.95          17.21            16.01           14.94           13.85

OTHER RATIOS
Return on average assets                                  1.58           1.57             1.65            1.66            1.60
Return on equity                                         14.36          14.16            14.22           13.73           13.45
Loans to deposits                                        89.08          83.98            70.29           70.87           70.60
Loans to total assets                                    71.27          68.36            60.06           60.08           59.42
Equity capital to total assets                           11.34          10.83            11.24           12.01           12.00
Average equity to average assets                         10.99          11.12            11.61           12.12           11.94
Dividend payout ratio                                    37.90          39.52            40.52           40.66           42.04

FINANCIAL DATA
Total assets                                   $       458,329 $      435,876 $        390,274 $       340,253 $       315,596
Net loans                                              322,324        294,046          230,805         200,759         184,060
Total deposits                                         366,699        354,766          333,458         288,442         265,597
Total shareholders' equity                              51,984         47,187           43,870          40,848          37,857

(1)    Restated for stock dividends

                                      SECURITY CAPITAL CORPORATION

                                         CONSOLIDATED BALANCE SHEETS

                                        DECEMBER 31, 2006 and 2005

                                                                    2006                      2005
                                                             ----------------         -------------------
                                                                            (In thousands)
ASSETS

Cash and due from banks                                       $      23,073            $         19,138
Interest-bearing deposits with banks                                    374                         539
                                                             ----------------         -------------------
   Total cash and cash equivalents                                   23,447                      19,677
                                                             ----------------         -------------------

Certificates of deposit with other banks                                198                         392

Securities available-for-sale                                        61,028                      78,949
Securities held-to-maturity (estimated fair value
   of $8,150 in 2006 and $2,063 in 2005)                              7,850                       2,047
Securities, other                                                     2,250                       1,456
                                                             ----------------         -------------------
     Total securities                                                71,128                      82,452
                                                             ----------------         -------------------
Loans, less allowance for loan losses of
   $4,334 in 2006 and $3,899 in 2005                                322,324                     294,046
Interest receivable                                                   5,091                       4,015
Premises and equipment                                               21,969                      18,706
Goodwill                                                              3,874                       3,874
Cash surrender value of life insurance                                5,869                       5,670
Customers' liability on acceptances                                   2,293                       3,205
Other assets                                                          2,136                       3,839
                                                             ----------------         -------------------
Total Assets                                                  $     458,329            $        435,876
                                                             ----------------         -------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Noninterest-bearing deposits                               $      59,380            $         63,082
   Interest-bearing deposits                                        307,319                     291,684
                                                             ----------------         -------------------
     Total deposits                                                 366,699                     354,766
   Interest payable                                                   1,591                       1,038
  Acceptances outstanding                                             2,293                       3,205
  Federal funds purchased                                             8,000                      15,000
  Borrowed funds                                                     27,380                      14,096
  Other liabilities                                                     382                         584
                                                             ----------------         -------------------
     Total liabilities                                              406,345                     388,689
                                                             ----------------         -------------------

Shareholders' equity:
  Common stock - $5 par value, 5,000,000 shares
     authorized, 2,753,557 shares and 2,622,878
     shares issued in 2006 and 2005, respectively                    13,768                      13,114
  Surplus                                                            35,654                      31,380
  Retained earnings                                                   2,651                       3,003
  Accumulated other comprehensive income                                (41)                       (255)
  Treasury stock, at par, 9,487 shares and
     11,058 shares in 2006 and 2005, respectively                       (48)                        (55)
                                                             ----------------         -------------------
       Total shareholders' equity                                    51,984                      47,187
                                                             ----------------         -------------------
Total Liabilities and Shareholders' Equity                    $     458,329             $       435,876
                                                             ================         ===================

The accompanying notes are an integral part of these statements.

                                     SECURITY CAPITAL CORPORATION

                                     CONSOLIDATED STATEMENTS OF INCOME

                             YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                              2006          2005        2004
                                                          -----------   -----------  ------------
                                                           (In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans                                 $   27,013   $  20,570    $   15,042
Interest and dividends on securities
    Taxable                                                     1,596       1,705         1,966
    Tax-exempt                                                  1,698       1,938         1,860
Other                                                             279         245           224
                                                          -----------   -----------  ------------
    Total interest income                                      30,586      24,458        19,092
                                                          -----------   -----------  ------------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more                   3,101       1,452           850
Interest on other deposits                                      7,048       4,712         2,940
Interest on borrowed funds                                      1,374         743           349
                                                          -----------   -----------  ------------
    Total interest expense                                     11,523       6,907         4,139
                                                          -----------   -----------  ------------

Net interest income                                            19,063      17,551        14,953

Provision for loan losses                                         965       1,440           637
                                                          -----------   -----------  ------------
    Net interest income after provision for loan losses        18,098      16,111        14,316
                                                          -----------   -----------  ------------

OTHER INCOME
Service charges on deposit accounts                             4,592       4,333         3,876
Other service charges and fees                                    647         388           325
Trust Department income                                         1,038         978           911
Securities gains (losses), net                                   -253         -52           -12
Gains (losses) on sale of other assets, net                       454          67           224
Other                                                             448         437           333
                                                          -----------   -----------  ------------
    Total other income                                          6,926       6,151         5,657
                                                          -----------   -----------  ------------

OTHER EXPENSE
Salaries and employee benefits                                  9,276       8,588         7,607
Net occupancy expense                                           1,020         801           713
Furniture and equipment expense                                   868         752           523
Printing, stationery, and supplies                                348         250           194
Data processing                                                   366         301           280
Directors' fees                                                   274         259           247
Professional fees                                                 191         143           183
Other                                                           2,092       1,854         1,663
                                                          -----------   -----------  ------------
    Total other expense                                        14,435      12,948        11,410
                                                          -----------   -----------  ------------

Income before income taxes                                     10,589       9,314         8,563
Income taxes                                                    3,349       2,707         2,431
                                                          -----------   -----------  ------------
Net income                                                 $    7,240   $   6,607    $    6,132
                                                          ===========   ===========  ============

Basic net income per share                                 $     2.64   $    2.41    $     2.24

The accompanying notes are an integral part of these statements.

                                                              SECURITY CAPITAL CORPORATION

                                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                     YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                       (In thousands)
                                                                                                                Accumu-
                                                                                                                lated
                                                                                                                Other
                                                                                                                Compre-
                                                     Comprehensive     Common               Retained   Treasury hensive
                                                         Income        Stock      Surplus   Earnings   Stock    Income     Total
                                                     -------------  ----------   ---------  ---------- -------- -------- ---------

Balance, January 1, 2004                              $             $  11,900    $ 24,862   $  2,891   $ (90)   $ 1,285  $ 40,848

  Comprehensive income:
       Net income for 2004                            $     6,132           -           -      6,132       -          -     6,132
       Net change in unrealized gain (loss) on
          securities available-for-sale, net of tax          (775)          -           -          -       -       (775)     (775)
                                                     -------------
       Comprehensive income                           $     5,357
                                                     =============

  Cash dividends paid                                                       -           -     (2,485)      -          -    (2,485)
  5% stock dividend                                                       593       2,839     (3,432)      -          -         -
  Purchase of fractional shares                                             -         (10)         -      (2)         -       (12)
  Purchase of treasury stock                                                -          (5)         -      (1)         -        (6)
  Reissuance of treasury stock                                              -         140          -      28          -       168
                                                                    ----------   ---------  ---------- -------- -------- ---------

Balance, December 31, 2004                                             12,493      27,826      3,106     (65)       510    43,870

  Comprehensive income:
       Net income for 2005                            $     6,607           -           -      6,607       -          -     6,607
       Net change in unrealized gain (loss) on
          securities available-for-sale, net of tax          (765)          -           -          -       -       (765)     (765)
                                                     -------------
       Comprehensive income                           $     5,842
                                                     =============

  Cash dividends paid                                                       -           -     (2,612)      -          -    (2,612)
  5% stock dividend                                                       621       3,477     (4,098)      -          -         -
  Purchase of fractional shares                                             -         (13)         -      (2)         -       (15)
  Reissuance of treasury stock                                              -          90          -      12          -       102
                                                                    ----------   ---------  ---------- -------- -------- ---------
Balance, December 31, 2005                                          $  13,114    $ 31,380   $  3,003   $ (55)   $  (255) $ 47,187

                                                                 ( Continued )

The accompanying notes are an integral part of these statements.

                                                              SECURITY CAPITAL CORPORATION

                                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                     YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                       (In thousands)
                                                                                                                Accumu-
                                                                                                                lated
                                                                                                                Other
                                                                                                                Compre-
                                                     Comprehensive     Common               Retained   Treasury hensive
                                                         Income        Stock      Surplus   Earnings   Stock    Income     Total
                                                     -------------  ----------   ---------  ---------- -------- -------- ---------

Balance, December 31, 2005 (brought forward)                         $  13,114   $ 31,380   $  3,003    $   (55) $  (255) $ 47,187

  Comprehensive income:
       Net income for 2006                            $   7,240              -          -      7,240          -        -     7,240
       Net change in unrealized gain (loss) on
          securities available-for-sale, net of tax         214              -          -          -          -      214       214
                                                     -------------
       Comprehensive income                           $   7,454
                                                     =============

  Cash dividends paid                                                        -          -     (2,744)         -        -    (2,744)
  5% stock dividend                                                        654      4,194     (4,848)         -        -         -
  Purchase of fractional shares                                              -        (15)         -         (3)       -       (18)
  Reissuance of treasury stock                                               -         95          -         10        -       105
                                                                    ----------   ---------  ---------- -------- -------- ---------

Balance, December 31, 2006                                           $  13,768   $ 35,654   $  2,651    $   (48)  $  (41) $ 51,984
                                                                    ==========   =========  ========== ======== ======== =========

The accompanying notes are an integral part of these statements.

                                                          SECURITY CAPITAL CORPORATION

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                             2006             2005               2004
                                                                       ---------------   --------------    ------------------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $        7,240    $       6,607     $        6,132
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                                      965            1,440                637
    Amortization of premiums and discounts on
      securities, net                                                              277              601                814
    Depreciation and amortization                                                1,003              880                688
    Deferred income taxes                                                           78              (24)               242
    FHLB stock dividend                                                            (67)             (38)               (17)
    (Gain) loss on sale of securities, net                                         253               52                 12
    (Gain) loss on sale of other assets, net                                      (454)             (67)              (224)
    Changes in:
      Interest receivable                                                       (1,076)            (877)              (724)
      Cash value of life insurance, net                                           (199)            (194)              (118)
      Other assets                                                              (1,496)          (4,550)            (2,271)
      Interest payable                                                             579              443                 77
      Other liabilities                                                          1,140            1,569              1,158
                                                                       ---------------   --------------    ------------------

Net cash provided by operating activities                                        8,243            5,842              6,406
                                                                       ---------------   --------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale                                       (5,622)         (19,284)           (58,568)
Proceeds of maturities and calls of securities
    available-for-sale                                                          11,611           28,386             24,481
Proceeds from sales of securities available for sale                            12,289            6,746             11,680
Purchase of securities held to maturity                                         (5,803)               -                  -
Purchase of other securities                                                      (727)            (158)              (250)
Additions to premises and equipment                                             (4,636)          (4,545)            (2,900)
Proceeds of sale of other assets                                                 1,374              284                550
Purchase of bank-owned life insurance                                                -           (2,000)                 -
Changes in:
    Loans                                                                      (28,713)         (63,629)           (30,318)
    Federal funds sold                                                               -           14,000              6,380
    Certificates of deposits with other banks                                      194              199                (99)
                                                                       ---------------   --------------    ------------------

Net cash used in investing activities                                          (20,033)         (40,001)           (49,044)
                                                                       ---------------   --------------    ------------------

                                                                   ( Continued )

The accompanying notes are an integral part of these statements.

                                                          SECURITY CAPITAL CORPORATION

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                             2006             2005               2004
                                                                       ---------------   --------------    ------------------
(Continued)                                                                               (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock                                         $        (2,744)   $      (2,612)    $       (2,485)
Purchase of treasury stock                                                           -                -                 (6)
Reissuance of treasury stock                                                       105              102                168
Purchase of fractional shares                                                      (18)             (15)               (12)
Repayment of debt                                                              (48,246)          (8,948)            (4,676)
Proceeds from issuance of debt                                                  61,530           12,913              5,640
Changes in:
   Deposits                                                                     11,933           21,308             45,015
   Federal funds purchased                                                      (7,000)          15,000                  -
                                                                       ---------------   --------------    ------------------

Net cash provided by financing activities                                       15,560           37,748            43,644
                                                                       ---------------   --------------    ------------------

Net increase in cash and cash equivalents                                        3,770            3,589              1,006

Cash and cash equivalents at beginning of year                                  19,677           19,088             15,082
                                                                       ---------------   --------------    ------------------

Cash and cash equivalents at end of year                               $        23,447    $      19,677     $       16,088
                                                                       ===============   ==============    ==================

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:
    Interest                                                           $        10,944    $       6,464     $        4,061
    Income taxes                                                                 3,295            2,910              2,232
Noncash activities:
    Transfers of loans to other real estate and
      repossessed inventory                                                        738            1,052                228

The accompanying notes are an integral part of these statements.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Trading Account Securities

Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2006 and 2005.

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

9.     Other Real Estate

Other real estate consists of properties acquired through foreclosure and is recorded at the lower of cost or current appraised value less estimated expense to sell. The Bank writes down other real estate annually in accordance with state banking regulations. Any write-down from the cost to estimated fair market value required at the time of foreclosure is charged to the allowance for loan losses. Subsequent gains or losses, including write-downs, on other real estate are reported in other operating income or expenses. At December 31, 2006, and 2005, other real estate of $365,000 and $558,000, respectively, is included in other assets.

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

11.     Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for each year. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if any dilutive potential common shares had been issued. For the three years ended December 31, 2006, there were no potential dilutive common shares. All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

11.     Net Income per Share (Continued)

Presented below is a summary of the components used to calculate basic net income per share for the years ended December 31, 2006, 2005, and 2004 (as restated for stock dividends):

                                                                                   2006            2005              2004
                                                                             -------------    --------------   ----------------
                                                                                     (In thousands, except per share data)
        Basic Net Income Per Share
           Weighted average common shares outstanding                                2,743             2,742             2,739
                                                                             =============    ==============   ================
           Net income                                                         $      7,240      $      6,607      $      6,132
                                                                             =============    ==============   ================
           Basic net income per share                                         $       2.64      $       2.41      $       2.24
                                                                             =============    ==============   ================

12.     Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and noninterest-bearing and readily available interest-bearing deposits due from other banks.

13.     Advertising

Advertising costs are expensed as incurred. Advertising expense for 2006 and 2005 was approximately $267,000 and $212,000, respectively.

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

18.    Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies whenever assets or liabilities are required or permitted to be measured at fair value under currently existing standards. No additional fair value measurements are required under this Statement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company plans to apply the disclosure provisions of SFAS 157 to all fair value measurements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the financial position, results of operations or cash flows.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

19.     Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Earlier adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact of SFAS 159, but does not expect the adoption of SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE B — RESERVE REQUIREMENTS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2006 and 2005, was $269,000 and $2,123,000, respectively.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C — SECURITIES

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 2006 and 2005, follows:

                                                                                Gross            Gross
                                                           Amortized       Unrealized        Unrealized         Estimated
                                                              Cost              Gains           Losses          Fair Value
                                                         --------------   --------------    ---------------  ----------------
       December 31, 2006:                                                          (In thousands)
          Securities available-for-sale:
              U. S. Government agencies                   $       5,486    $          11     $          56    $       5,441
              Mortgage-backed securities                         21,170               35               290           20,915
              State and local political
                 subdivisions                                    34,439              451               218           34,672
                                                         --------------   --------------    ---------------  ----------------
                                                          $      61,095    $         497     $         564    $      61,028
                                                         ==============   ==============    ===============  ================
          Securities held-to-maturity:
              State and local political
                  subdivisions                            $       7,850    $         327     $          27    $       8,150
                                                         ==============   ==============    ===============  ================

       December 31, 2005:
          Securities available-for-sale:
              U. S. Government agencies                          11,491                -               316           11,175
              Mortgage-backed securities                         21,254               42               426           20,870
              State and local political
                 subdivisions                                    46,611              708               415           46,904
                                                         --------------   --------------    ---------------  ----------------
                                                          $      79,356    $         750     $       1,157    $      78,949
                                                         ==============   ==============    ===============  ================
    Securities held-to-maturity:
              State and local political
                  subdivisions                            $       2,047    $          41     $          25    $       2,063
                                                         ==============   ==============    ===============  ================

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES (Continued)

The scheduled maturities of securities at December 31, 2006, are as follows:

                                                                 Available-For-Sale                 Held-to-Maturity
                                                         ---------------------------------   --------------------------------
                                                             Amortized     Estimated           Amortized        Estimated
                                                               Cost        Fair Value            Cost           Fair Value
                                                         --------------   ----------------   --------------  ----------------
                                                                                  (In thousands)

       Due in one year or less                            $       5,718    $       5,698     $        210     $         210
       Due after one year through five years                     15,974           15,931            1,355             1,328
       Due after five years through ten years                    11,153           11,203            1,465             1,507
       Due after 10 years                                         7,080            7,281            4,820             5,105
       Mortgage-backed securities                                21,170           20,915                -                 -
                                                         --------------   ----------------   --------------  ----------------

                                                          $      61,095    $      61,028     $      7,850     $       8,150

Investment securities with a carrying value of $32,408,000 and $52,314,000 at December 31, 2006 and 2005, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

Gross gains of $38,679 in 2006, $53,000 in 2005 and $151,201 in 2004, and gross losses of $292,096 in 2006, $105,000 in 2005 and $162,763 in 2004, were realized on securities available-for-sale.

The details concerning securities classified as available for sale with unrealized losses as of December 31, 2006 and 2005, were as follows:

                                          Losses < 12 Months         Losses 12 Months or >                  Total
                                    ----------------------------- ------------------------------ -----------------------------
                                                                          (In thousands)
                                                         Gross                        Gross                         Gross
                                         Fair         Unrealized       Fair        Unrealized         Fair       Unrealized
                                         Value          Losses         Value         Losses           Value        Losses
                                    -------------  -------------  --------------  -------------- ------------ ----------------
   2006
   U. S. Government
       agencies                     $        -     $         -     $      3,939    $        56    $   3,939     $      56
   Mortgage-backed
       securities                        5,203              20           13,218            270       18,421           290
   State and local political
       subdivisions                      4,337              18           14,095            200       18,432           218
                                    -------------  -------------  --------------  -------------- ------------ ----------------
                                    $    9,540     $        38     $     31,252    $       526    $  40,792     $     564
                                    =============  =============  ==============  ============== ============ ================

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES (Continued)
                                          Losses < 12 Months         Losses 12 Months or >                  Total
                                    ------------------------------ -----------------------------  ----------------------------
                                                                          (In thousands)
                                                         Gross                        Gross                         Gross
                                         Fair         Unrealized       Fair        Unrealized         Fair       Unrealized
                                         Value          Losses         Value         Losses           Value        Losses
                                    -------------- --------------- -------------- --------------  -----------  ---------------
   2005
      U. S. Government
         agencies                    $      3,915  $          76    $      7,260   $         240  $  11,175     $        316
     Mortgage-backed
         securities                        11,439            274           7,432             152     18,871               426
      State and local political
         Subdivisions                      14,474            230           9,242             185     23,716               415
                                    -------------- --------------- -------------- --------------  -----------  ---------------

                                     $     29,828  $         580    $     23,934   $         577  $  53,762     $       1,157
                                    ============== =============== ============== ==============  ===========  ===============

The details concerning securities classified as held to maturity with unrealized losses as of December 31, 2006 and 2005, were as follows:

                                          Losses < 12 Months         Losses 12 Months or >                  Total
                                    ------------------------------ -----------------------------  ----------------------------
                                                                          (In thousands)
                                                         Gross                        Gross                         Gross
                                         Fair         Unrealized       Fair        Unrealized         Fair       Unrealized
                                         Value          Losses         Value         Losses           Value        Losses
                                    -------------- --------------- -------------- --------------  -----------  ---------------
   2006
     State and local political
       subdivisions                  $          -  $           -    $      1,538    $       27    $    1,538    $       27
                                    ============== =============== ============== ==============  ===========  ===============

   2005
      State and local political
         subdivisions                $          -  $           -    $        382    $       25    $      382    $       25
                                    ============== =============== ============== ==============  ===========  ===============

As of December 31, 2006, approximately 49% of the number of securities in the portfolio reflected an unrealized loss. Management is of the opinion the Corporation has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Management also believes the deterioration in value is attributable to changes in market interest rates and not to the credit quality of the issuer.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D — LOANS

Major classifications of loans were as follows:

                                                                                                        December 31,
                                                                                               -------------------------------
                                                                                                    2006             2005
                                                                                               ---------------  --------------
                                                                                                       (In thousands)

      Commercial, financial and agricultural                                                    $     38,349    $      30,826
      Real estate - construction and development                                                     105,545           86,404
      Real estate - mortgage                                                                         153,525          149,602
      Installment loans to individuals                                                                26,858           28,833
      Other                                                                                            2,381            2,280
                                                                                               ---------------  --------------
                                                                                                     326,658          297,945
      Less allowance for loan losses                                                                  (4,334)          (3,899)
                                                                                               ---------------  --------------

                                                                                                $    322,324    $     294,046
                                                                                               ===============  ==============

    Included in the above are customer demand deposits in overdraft  status of  approximately  $597,000 at December
    31, 2006, and $397,000 at December 31, 2005.

    Transactions in the allowance for loan losses were as follows:

                                                                                              Years Ended December 31,
                                                                                     ------------------------------------------
                                                                                          2006          2005          2004
                                                                                     ------------  -------------   ------------
                                                                                                    (In thousands)

       Balance at beginning of year                                                   $    3,899    $    3,598      $   3,665
       Charge-offs during year                                                            (1,214)       (1,617)        (1,128)
       Recoveries on loans previously
          charged off                                                                        684           478            424
       Provision charged to operating expense                                                965         1,440            637
                                                                                     ------------  -------------   ------------

       Balance at end of year                                                         $    4,334    $    3,899      $   3,598
                                                                                     ============  =============   ============

At December 31, 2006 and 2005, the recorded investment in loans considered to be impaired totaled approximately $1,935,000 and $609,000, respectively. The allowance for loan losses related to these loans approximated $472,000 and $550,000 at December 31, 2006 and 2005, respectively. The average recorded investment in impaired loans during the years ended December 31, 2006 and 2005, was approximately $1,365,000 and $543,000, respectively. For the years ended December 31, 2006, 2005, and 2004, the amount of income recognized on impaired loans was immaterial. At December 31, 2006 and 2005, nonaccrual loans amounted to approximately $819,000 and $15,000, respectively, and loans past due ninety days or more and still accruing interest amounted to approximately $1,489,000 and $786,000, respectively.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E — PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

                                                                                                        December 31,
                                                                        Estimated Useful      ------------------------------
                                                                          Life in Years             2006            2005
                                                                        ----------------      --------------   -------------
                                                                                                      (In thousands)

       Land                                                                     -              $    4,734       $     4,795
       Buildings and improvements                                          10   - 40               16,935            14,132
       Furniture and equipment                                              3   - 10                6,936             6,055
                                                                                              --------------   -------------
                                                                                                   28,605            24,982
       Less accumulated depreciation and amortization                                              (6,636)           (6,276)
                                                                                              --------------   -------------

                                                                                               $   21,969       $    18,706
                                                                                              ==============   =============

The amount charged to operating expense for depreciation was $913,000 for 2006, $798,000 for 2005, and $623,000 for 2004.

NOTE F — TIME DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more for 2006 and 2005 was $77,169,000 and $59,438,000, respectively.

Projected maturities of time deposits included in interest-bearing deposits at December 31, 2006, are as follows (in thousands):

                                       Year                                         Amount
                                       ----                                         ------

                                       2007                                        136,978
                                       2008                                          5,572
                                       2009                                          1,890
                                       2010                                          2,279
                                       2011                                            811
                                    Thereafter                                       9,162
                                                                               ------------

                                                                               $   156,692
                                                                               ============

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G — BORROWED FUNDS

Borrowed funds consisted of the following:

                                                                                                         December 31,
                                                                                                   -------------------------
                                                                                                      2006          2005
                                                                                                   -----------   -----------
                                                                                                        (In thousands)

       FHLB advances                                                                                $  25,937    $  12,991
       Treasury tax and loan note                                                                       1,443        1,105
                                                                                                   -----------   -----------

                                                                                                    $  27,380    $  14,096
                                                                                                   ===========   ===========

The Bank has outstanding advances from the FHLB under a blanket agreement for advances and a security agreement (Agreements). The Agreements entitle the Bank to borrow funds from FHLB to fund mortgage loan programs and to satisfy certain other funding needs. Advances from the FHLB have maturity dates ranging from January, 2007, through August, 2025. Interest is payable monthly at rates ranging from 2.335% to 6.575%. The advances are collateralized by FHLB capital stock, amounts on deposit with the FHLB, and a blanket lien on first mortgage, small business, and agricultural loans equal to the advances outstanding. FHLB advances available and unused at December 31, 2006, totaled $59.1 million.

The treasury tax and loan note generally matures within one to sixty days from the transaction date. Interest is paid at an adjustable rate as set by the U. S. Government.

Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis.

Annual principal repayment requirements on FHLB borrowings at December 31, 2006, are as follows:

                                             Year                               Amount
                                             ----                               ------
                                                                            (In thousands)

                                             2007                                 14,625
                                             2008                                  1,656
                                             2009                                  1,688
                                             2010                                    722
                                             2011                                    757
                                          Thereafter                               6,489

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H — EMPLOYEE RETIREMENT PLANS

The Bank has a defined contribution plan which incorporates the provisions of a deferred compensation plan [401(k)] covering all employees who perform 1,000 hours of service annually, have one year of service and are age twenty-one or older. The Bank’s contribution is 2% of salaries, and employees may contribute up to 15% of their salary which is matched by the Bank up to an additional 3%. Additional Bank contributions are subject to Board discretion. The Bank’s contribution was approximately $289,000 for 2006, $248,000 for 2005, and $223,000 for 2004.

The Bank also has an employee stock ownership plan (ESOP) covering the same group of employees as the 401(k) plan, which is funded at the discretion of the Board. The ESOP invests primarily in the stock of Corporation. Dividends on ESOP shares are recorded as a reduction of retained earnings and the shares are considered outstanding for earnings per share computation. Bank contributions were approximately $275,000 for 2006, $261,000 for 2005, and $232,000 for 2004. The ESOP held 198,712 and 193,516 shares of Corporation common stock, 198,711 and 192,215 of which were allocated shares, at December 31, 2006 and 2005, respectively.

NOTE I — COMPREHENSIVE INCOME

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting amounts that are displayed as part of other comprehensive income. The disclosures of the reclassification amounts are as follows:

                                                                                             Years Ended December 31,
                                                                                    -------------------------------------------
                                                                                        2006           2005          2004
                                                                                    ------------   ------------   -------------
                                                                                                  (In thousands)
          Net change in unrealized (losses) gains on
              available-for-sale securities                                          $       88    $   (1,273)     $ (1,247)
          Reclassification adjustment for net losses
              (gains) realized in income                                                    253            52            12
                                                                                    ------------   ------------   -------------
          Net unrealized (gains) losses                                                     341        (1,221)       (1,235)
          Tax effect                                                                       (127)          456           460
                                                                                    ------------   ------------   -------------

          Net change in unrealized gains (losses) on
              securities available-for-sale, net of tax                              $      214    $     (765)     $   (775)
                                                                                    ============   ============   =============

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — INCOME TAXES

The provision for income taxes including the tax effects of securities transactions is as follows:

                                                                                              Years Ended December 31,
                                                                                     ------------------------------------------
                                                                                          2006          2005         2004
                                                                                     ------------  ------------   -------------
                                                                                                   (In thousands)

       Current:
          Federal                                                                     $    2,820    $    2,352       $  1,901
          State                                                                              451           379            288
       Deferred                                                                               78           (24)           242
                                                                                     ------------  ------------   -------------

                                                                                      $    3,349    $    2,707       $  2,431
                                                                                     ============  ============   =============

    The difference between the total expected tax expense at the federal tax rate and the reported income tax expense is as follows:

                                                                                              Years Ended December 31,
                                                                                     ------------------------------------------
                                                                                          2006          2005          2004
                                                                                     ------------  ------------   -------------
                                                                                                   (In thousands)

       Tax on income before income taxes                                             $     3,600    $    3,167       $  2,911
       Increase (decrease) resulting from:
          Tax-exempt income                                                                 (636)         (719)          (639)
          Disallowed interest expense                                                         72            54             33
          State income taxes, net of federal benefit                                         298           250            190
          Other, net                                                                          15           (45)           (64)
                                                                                     ------------  ------------   -------------

                                                                                     $     3,349    $    2,707     $    2,431
                                                                                     ============  ============   =============

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - INCOME TAXES (Continued)

The components of the net deferred tax included in the consolidated balance sheets are as follows:

                                                                                                            December 31,
                                                                                                   -----------------------------
                                                                                                        2006          2005
                                                                                                   -------------    ------------
                                                                                                          (In thousands)
       Deferred tax assets:
          Allowance for loan losses                                                                 $    1,429       $  1,266
          Unrealized loss on securities
             available for sale                                                                             25            152
             Other                                                                                          17             14
                                                                                                   -------------    ------------
                                                                                                         1,471          1,432
                                                                                                   -------------    ------------

       Deferred tax liabilities:
          Premises and equipment                                                                          (163)          (168)
          Other                                                                                           (830)          (580)
                                                                                                   -------------    ------------
                                                                                                          (993)          (748)
                                                                                                   -------------    ------------

       Net deferred tax asset                                                                       $      478       $    684
                                                                                                   =============    ============

NOTE K — COMMITMENTS AND CONTINGENT LIABILITIES

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

                                                                                                     Contractual Amount
                                                                                               -------------------------------
                                                                                                     2006            2005
                                                                                               ---------------   -------------
                                                                                                       (In thousands)

        Commitments to extend credit                                                            $     38,356     $    48,228
        Credit card arrangements                                                                       2,352           2,253
        Letters of credit                                                                             15,961          14,251

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Commitments to extend credit, credit card agreements, commercial letters of credit, and standby letters of credit include some exposure to credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for such commitments and financial guarantees are the same as those used for lending activities. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk. No significant losses on commitments were incurred during the three years ended December 31, 2006, nor are any significant losses as a result of these transactions anticipated.

The Bank leases property for branch offices under a noncancellable lease agreement that expires in 2007. The lease is for a five-year period with an option to renew. The total minimum rental commitment at December 31, 2006, under the leases is approximately $9,600 which is due as follows:

                                                Year                      Amount
                                                ----                   -----------
                                                2007                       9,600
                                                2008                           -
                                                2009                           -
                                                2010                           -
                                                2011                           -
                                                                       $   9,600

The annual rental expense was $9,600 for 2006, 2005, and 2004.

The Bank is a defendant in various pending and threatened legal actions arising in the normal course of business. In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of these matters will not have a material effect on the consolidated financial statements.

NOTE L — RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices and are within applicable regulatory and lending limitations. Such loans amounted to approximately $4,749,000 and $2,254,000 at December 31, 2006 and 2005, respectively.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M — REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted average total assets (leverage). Management’s contention is that, as of December 31, 2006, the Corporation and its subsidiary bank exceed all capital adequacy requirements.

At December 31, 2006, the Bank was categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action. A financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a Tier 1 leverage capital ratio of 5% or more. There are no conditions or anticipated events that, in the opinion of management, would change the categorization.

The actual capital amounts and ratios at December 31, 2006 and 2005, are presented in the following table. No amount was deducted from capital for interest-rate risk exposure.

                                                                                 Security Capital
                                                                                    Corporation
                                                                                  (Consolidated)                  Bank
                                                                             ------------------------  -----------------------
                                                                                Amount       Ratio        Amount        Ratio
                                                                             ------------  ----------  -------------  --------
                                                                                              ($ In Thousands)
      December 31, 2006:
        Total risk-based                                                     $    52,485      14.7%     $    50,503      14.2%
        Tier 1 risk-based                                                         48,151      13.5%          46,169      13.0%
        Tier 1 leverage                                                           48,151      10.6%          46,169      10.2%

      December 31, 2005:
        Total risk-based                                                     $    47,467      14.4%     $    45,417      13.8%
        Tier 1 risk-based                                                         43,568      13.2%          41,518      12.7%
        Tier 1 leverage                                                           43,568      10.2%          41,518       9.8%

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - REGULATORY MATTERS (Continued)

The minimum amounts of capital and ratios as established by banking regulators at December 31, 2006 and 2005, were as follows:

                                                                                 Security Capital
                                                                                    Corporation
                                                                                  (Consolidated)                  Bank
                                                                            -------------------------  ------------------------
                                                                                Amount       Ratio        Amount        Ratio
                                                                            -------------  ----------  -------------  ---------
                                                                                              ($ In Thousands)
      December 31, 2006:
        Total risk-based                                                     $    28,534       8.0%     $    28,376       8.0%
        Tier 1 risk-based                                                         14,267       4.0%          14,188       4.0%
        Tier 1 leverage                                                           13,645       3.0%          13,586       3.0%

      December 31, 2005:
        Total risk-based                                                     $    26,406       8.0%     $    26,247       8.0%
        Tier 1 risk-based                                                         13,203       4.0%          13,123       4.0%
        Tier 1 leverage                                                           12,801       3.0%          12,747       3.0%

NOTE N — DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — For such short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities — For securities held as investments, fair value equals market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair value of other securities, which consist of FHLB, First National Banker’s Bankshares, and Federal Agricultural Mortgage Corporation, is estimated to be the carrying value which is par.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Loans — The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits — The fair values of demand deposits are, as required by Statement No. 107, equal to the carrying value of such deposits. Demand deposits include noninterest-bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts. The fair value of variable rate term deposits, those repricing within six months or less, approximates the carrying value of these deposits. Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits repricing after six months. The discount rate used is based on interest rates currently being offered on comparable deposits as to amount and term.

FHLB and Other Borrowings — The fair value of the fixed rate borrowings are estimated using discounted cash flows, based on current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of any variable rate borrowings approximates their fair values.

Off-Balance Sheet Instruments — Fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value until such commitments are funded or closed. Management has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

The estimated fair values of the financial instruments, none of which are held for trading purposes, were as follows:

                                                               December 31, 2006                      December 31, 2005
                                                      ------------------------------------    ---------------------------------
                                                          Carrying           Estimated           Carrying          Estimated
                                                           Amount           Fair Value            Amount           Fair Value
                                                      -----------------   ----------------    ---------------   ---------------
                                                                (In thousands)                         (In thousands)
       Financial assets:
          Cash and cash equivalents                    $       23,447     $      23,447        $     19,677     $      19,677
          Certificates of deposit with
              other banks                                         198               198                 392               392
          Securities available-for-sale                        61,028            61,028              78,949            78,949
          Securities held-to-maturity                           7,850             8,150               2,047             2,063
          Securities, other                                     2,250             2,250               1,456             1,456
          Loans                                               326,658           327,008             294,046           272,375
       Financial liabilities:
          Noninterest-bearing deposits                         59,380            59,380              63,082            63,082
          Interest-bearing deposits                           307,319           306,118             291,684           290,334
          FHLB and other borrowings                            35,380            33,935              29,096            29,096

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O — CONCENTRATIONS OF CREDIT

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

NOTE P — CONDENSED PARENT COMPANY STATEMENTS

Balance sheets as of December 31, 2006 and 2005, and statements of income and cash flows for the years ended December 31, 2006, 2005, and 2004 of Security Capital Corporation (parent company only) are presented below:

                                                        BALANCE SHEETS
                                                                                                         December 31,
                                                                                                --------------------------------
                                                                                                      2006           2005
                                                                                                --------------  ----------------
                                                                                                        (In thousands)
     Assets
     Cash and cash equivalents                                                                   $         50    $         23
     Investment in subsidiaries                                                                        50,515          45,730
     Land                                                                                               1,924           2,173
     Other assets                                                                                         401             243
                                                                                                --------------  ----------------
                                                                                                 $     52,890    $     48,169
                                                                                                ==============  ================

     Liabilities and Shareholders' Equity
     Notes payable                                                                               $        815    $        930
     Other liabilities                                                                                     92              52
     Shareholders' equity                                                                              51,983          47,187
                                                                                                --------------  ----------------

                                                                                                 $     52,890    $     48,169
                                                                                                ==============  ================

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - CONDENSED PARENT COMPANY STATEMENTS (Continued)
                                                     STATEMENTS OF INCOME

                                                                                            Years Ended December 31,
                                                                                ------------------------------------------------
                                                                                      2006           2005            2004
                                                                                ---------------  -------------  ----------------
                                                                                                (In thousands)
     Income
     Dividends from subsidiary                                                   $      2,888    $      2,695    $      2,420
     Other                                                                                 89              53              10
                                                                                ---------------  -------------  ----------------
                                                                                        2,977           2,748           2,430

     Expense                                                                              425             202             151
                                                                                ---------------  -------------  ----------------
     Income before income taxes and equity in
        undistributed earnings of subsidiaries                                          2,552           2,546           2,279
     Income tax (expense) benefit                                                          61              56              50
                                                                                ---------------  -------------  ----------------
     Income before equity in undistributed earnings
        of subsidiaries                                                                 2,613           2,602           2,329
     Equity in undistributed earnings of subsidiaries
        in excess of dividends                                                          4,627           4,005           3,803
                                                                                ---------------  -------------  ----------------

     Net income                                                                  $      7,240    $      6,607    $      6,132
                                                                                ===============  =============  ================

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - CONDENSED PARENT COMPANY STATEMENTS (Continued)
                                                        STATEMENTS OF CASH FLOWS

                                                                                            Years Ended December 31,
                                                                                 ------------------------------------------------
                                                                                      2006           2005            2004
                                                                                 -------------  --------------   ----------------
                                                                                                (In thousands)
     Cash Flows From Operating Activities
     Net income                                                                  $      7,240    $      6,607    $      6,132
     Equity in subsidiaries' earnings                                                  (4,572)         (4,005)         (3,803)
     Other, net                                                                           (74)             80             (68)
                                                                                 -------------  --------------   ----------------

     Net cash provided by operating activities                                          2,594           2,682           2,261
                                                                                 -------------  --------------   ----------------

     Cash Flows From Investing Activities
     Purchases of assets                                                                 (195)         (1,179)          (1,204)
     Proceeds from sale of other asset                                                    440               -                -
     Other, net                                                                             -              (2)               -
                                                                                 -------------  --------------   ----------------

     Net cash provided by (used in) investing activities                                  245          (1,181)          (1,204)
                                                                                 -------------  --------------   ----------------

     Cash Flows From Financing Activities
     Dividends paid on common stock                                                    (2,744)         (2,611)         (2,485)
     Issuance of debt                                                                       -             930               -
     Repayment of debit                                                                  (155)
     Other, net                                                                            87              87             150
                                                                                 -------------  --------------   ----------------

     Net cash used in financing activities                                             (2,812)         (1,594)         (2,335)
                                                                                 -------------  --------------   ----------------

     Net increase (decrease) in cash and cash equivalents                                  27             (93)         (1,278)

     Cash and cash equivalents at beginning of year                                        23             116           1,394
                                                                                 -------------  --------------   ----------------

     Cash and cash equivalents at end of year                                    $         50    $         23    $        116

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS (UNAUDITED)
                                                                                     Three Months Ended
                                                              ------------------------------------------------------------------
                                                                   Mar. 31          June 30        Sept. 30          Dec. 31
                                                              ---------------  --------------   ---------------   --------------
                                                                            (In thousands, except per share data)
    2006
    Total interest income                                       $      7,006     $     7,685      $    8,081        $   7,814
    Total interest expense                                             2,319           2,669           3,198            3,337
        Net interest income                                            4,687           5,016           4,883            4,477
    Provision for loan losses                                            241             242             241              241
        Net interest income after provision for
           loan losses                                                 4,446           4,774           4,642            4,236
    Total noninterest income, excluding
        securities gains (losses)                                      1,597           1,561           1,705            2,316
    Securities gains (losses)                                            (13)              6              28             (274)
    Total noninterest expenses                                         3,451           3,587           3,537            3,860
    Income taxes                                                         797             927             926              699

    Net income                                                  $      1,782      $    1,827      $    1,912        $   1,719
    Per share:  (1)
        Net income                                              $        .65      $      .67      $      .70        $     .62
        Cash dividends declared                                            -               -               -             1.00

(1) Restated for stock dividends.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q — SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE

AMOUNTS (UNAUDITED) (Continued)

                                                                                     Three Months Ended
                                                               ----------------------------------------------------------------
                                                                   Mar. 31          June 30        Sept. 30         Dec. 31
                                                               --------------   --------------  --------------   --------------
                                                                            (In thousands, except per share data)
    2005
    Total interest income                                       $      5,332     $     5,906      $    6,493        $   6,727
    Total interest expense                                             1,287           1,595           1,893            2,132
                                                               --------------   --------------  --------------   --------------
        Net interest income                                            4,045           4,311           4,600            4,595
    Provision for loan losses                                            185             185             465              605
                                                               --------------   --------------  --------------   --------------
        Net interest income after provision for
           loan losses                                                 3,860           4,126           4,135            3,990
    Total noninterest income, excluding
        securities gains (losses)                                      1,492           1,555           1,616            1,556
    Securities gains (losses)                                              7               -             (16)             (43)
    Total noninterest expenses                                         3,075           3,269           3,325            3,295
    Income taxes                                                         657             593             754              703
                                                               --------------   --------------  --------------   --------------

    Net income                                                  $      1,627      $    1,819      $    1,656        $   1,505
                                                               ==============   ==============  ==============   ==============

    Per share:  (1)
        Net income                                              $        .59      $      .66      $      .60        $     .56
        Cash dividends declared                                            -               -               -             1.00

(1)      Restated for stock dividends.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
Security Capital Corporation

We have audited the accompanying consolidated balance sheets of Security Capital Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Capital Corporation and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Security Capital Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007, expressed an unqualified opinion thereon.

/S/ T. E. LOTT & COMPANY

Columbus, Mississippi
March 14, 2007

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Securities Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of December 31, 2006, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2006, our controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported in accordance with the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation, integrity and reliability of the consolidated financial statements and related financial information contained in this annual report. The financial statements were prepared in accordance with generally accepted accounting principles and prevailing practices of the banking industry. Where amounts must be based on estimates and judgments, they represent the best estimates and judgments of management.

Management has established and is responsible for maintaining an adequate internal control structure designed to provide reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements, safeguarding of assets against loss from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The internal control structure includes: a financial accounting environment; a comprehensive internal audit function; an independent audit committee of the board of directors; and extensive financial and operating policies and procedures. Management also recognizes its responsibility for fostering a strong ethical climate which is supported by a code of conduct, appropriate levels of management authority and responsibility, an effective corporate organizational structure and appropriate selection and training of personnel.

The board of directors, primarily through its audit committee, oversees the adequacy of the Company’s internal control structure. The audit committee, whose members are neither officers nor employees of the Company, meets periodically with management, internal auditors and internal credit examiners, if required, to review the functioning of each and to ensure that each is properly discharging its responsibilities. In addition, T. E. Lott and Company, an independent registered public accounting firm, was engaged to audit the Company’s financial statements and express an opinion as to the fairness of presentation of such financial statements. T. E. Lott and Company was also engaged to audit management’s assessment of the Company’s internal control over financial reporting and the Company’s internal control over financial reporting itself. The report of T. E. Lott and Company follows this report.

Management recognizes that there are inherent limitations in the effectiveness of any internal control structure. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, management believes that, as of December 31, 2006, the Company maintained effective control over financial reporting.

Remediation of Material Weaknesses in Internal Control

Not Applicable

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the fourth quarter of 2006 or thereafter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders of
Security Capital Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Security Capital Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Security Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Security Capital Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Security Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Security Capital Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 14, 2007, expressed an unqualified opinion thereon.

/S/ T. E. LOTT & COMPANY

Columbus, Mississippi
March 14, 2007

ITEM 9B.     OTHER INFORMATION

Not Applicable

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Included under the heading “Information Concerning Nominees and Directors” in the Company’s Proxy Statement dated April 6, 2007, and incorporated by reference herein.

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

ITEM 11.     EXECUTIVE COMPENSATION

Included under the heading “Executive Compensation” in the Company’s Proxy Statement dated April 6, 2007, and incorporated by reference herein.

ITEM 12.     SECURITY OWNERSHIP OF MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Included under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement dated April 6, 2007, and incorporated by reference herein.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Included under the heading “Certain Relationship and Related Transactions” in the Company’s Proxy Statement dated April 6, 2007, and incorporated by reference herein.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Included under the heading “Independent Public Accountants and Fees” in the Company’s Proxy Statement dated April 6, 2007, and incorporated by reference herein.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

Documents Filed as Part of This Annual Report on Form 10-K
         (a)      Independent Registered Public Accountants' Report

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

                                                                    Security Capital Corporation

Date: March 15, 2007                                              By   /s/ Frank West
                                                                     ------------------------------------------
                                                                      Frank West, Chief Executive Officer

Date: March 15, 2007                                              By   /s/ Connie Hawkins
                                                                     ------------------------------------------
                                                                      Connie Hawkins, Chief Financial Officer

                                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:    March 15, 2007                               /s/ Larry Pratt, Director
       ----------------------                       -------------------------------------

DATE:    March 15, 2007                               /s/ Frank West, Director
       ----------------------                       -------------------------------------

DATE:    March 15, 2007                               /s/ Laney Funderburk, Director
       ----------------------                       -------------------------------------

DATE:    March 15, 2007                               /s/ Joe Brown, Director
       ----------------------                       -------------------------------------

DATE:    March 15, 2007                               /s/ Ben Smith, Director
       ----------------------                       -------------------------------------

DATE:    March 15, 2007                               /s/ G. E. McKittrick, Director
       ----------------------                       -------------------------------------

DATE:    March 15, 2007                               /s/ Will Hays, Director
       ----------------------                       -------------------------------------

DATE:    March 15, 2007                               /s/ Steve Ballard, Director
       ----------------------                       -------------------------------------

DATE:    March 15, 2007                               /s/ Tony Jones, Director
       ----------------------                       -------------------------------------

                                                    Exhibit Index

                                                                                                     Reference to
                                                                                                    Prior Filing or
   Exhibit                                                                                          Exhibit Number
   Number                                          Document                                         Attached Hereto
   -------     ---------------------------------------------------------------------------          -----------------
     3.1       Registrant's Articles of Incorporation                                                      *

     3.2       Registrant's Bylaws                                                                         *

     21        Subsidiaries of the registrant                                                             21

    31.1       Rule 13a-14(a) Certification of the Company's President                                   31.1
               and Chief Executive Officer

    31.2       Rule 13a-14(a) Certification of the Company's Chief                                       31.2
               Financial Officer

     32        Section 1350 Certification                                                                 32

      *        Filed on March 31,2003, as an exhibit to the Registrant's Registration Statement on Form 10-SB (File No. 000-50224), and incorporated herein by reference