Form 10-Q
period 2007-03-31
SECURITY CAPITAL CORP/MS
filed 2007-05-10
CIK 725537

                                     U. S. SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D. C. 20549

                                                     FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         FOR THE QUARTERLY PERIOD ENDED:                                  MARCH 31, 2007
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
90 DAYS.

[ X ]  YES   [    ]   NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, OR A  NON-ACCELERATED FILER.  SEE
DEFINITION OF "ACCELERATED FILER AND LARGE ACCELERATED FILER" IN RULE 12B-2 OF THE EXCHANGE ACT.  (CHECK ONE):

LARGE ACCELERATED FILER [    ]     ACCELERATED FILER [ X  ]       NON-ACCELERATED FILER [   ]

<HR SIZE=5>

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT.)

[  ] YES      [ X ] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF MARCH 31, 2007.

                           TITLE                                                   OUTSTANDING
               COMMON STOCK, $5.00 PAR VALUE                                        2,744,570

                                           SECURITY CAPITAL CORPORATION
                                  FIRST QUARTER 2007 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

               Consolidated Statements of Condition
               March 31, 2007 and December 31, 2006

               Consolidated Statements of Income
               Three months ended March 31, 2007 and 2006

               Consolidated Statements of Comprehensive Income
               Three months ended March 31, 2007 and 2006

               Consolidated Statements of Cash Flows
               Three months ended March 31, 2007 and 2006

               Notes to Consolidated Financial Statements

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Item 4.        Controls and Procedures

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings

Item 1A.       Risk Factors

Item 2.        Changes in Securities

Item 3.        Defaults upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM NO. 1.  FINANCIAL STATEMENTS

                                             SECURITY CAPITAL CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                        (dollar amounts presented in thousands)
                                                                                 (Unaudited)
                                                                                  March 31,         Dec. 31,
                                                                                     2007             2006
                                                                                ---------------    ------------
                                                        ASSETS
         Cash and due from banks                                                       $21,512         $23,073
         Interest-bearing deposits with banks                                            5,599             374
                                                                                ---------------    ------------
            Total cash and cash equivalents                                             27,111          23,447
         Federal funds sold                                                              3,000               -
         Term deposits with other banks                                                    198             198
         Securities held for trading                                                    19,251               -
         Securities available-for-sale                                                  45,291          61,028
         Securities held-to-maturity, estimated fair value of                            7,235           7,850
            $7,523 in 2007 and $8,150 in 2006
         Securities, other                                                               2,273           2,250
                                                                                ---------------    ------------
            Total securities                                                            74,050          71,128
         Loans, less allowance for loan losses of
         $4,582 in 2007 and $4,334 in 2006                                             331,715         322,324
         Interest receivable                                                             5,239           5,091
         Premises and equipment                                                         21,910          21,969
         Intangible assets                                                               3,874           3,874
         Cash surrender value of life insurance                                          5,919           5,869
         Other assets                                                                    3,922           4,429
                                                                                ---------------    ------------
         Total Assets                                                                 $476,938        $458,329
                                                                                ===============    ============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
         Liabilities:
            Noninterest-bearing deposits                                               $58,026         $59,380
            Time deposits of $100,000 or more                                           79,845          77,169
            Other interest-bearing deposits                                            264,398         230,150
                                                                                ---------------    ------------
               Total deposits                                                          402,269         366,699
            Interest payable                                                             1,557           1,591
            Federal Funds Purchased                                                          -           8,000
            Borrowed funds                                                              15,853          27,380
            Other liabilities                                                            3,393           2,675
                                                                                ---------------    ------------
         Total Liabilities                                                             423,072         406,345
         Shareholders' equity:
            Common stock - $5 par value, 5,000,000 shares
            authorized, 2,753,557 shares issued in 2007
            and 2006                                                                    13,768          13,768
         Surplus                                                                        35,677          35,654
         Retained Earnings                                                               4,304           2,651
         Accumulated other comprehensive income                                            162            (41)
         Treasury stock, at par, 8,987 shares and 9,487
            shares in 2007 and 2006, respectively                                         (45)            (48)
                                                                                ---------------    ------------
         Total Shareholders' Equity                                                     53,866          51,984
                                                                                ---------------    ------------

         Total Liabilities and Shareholders' Equity                                   $476,938        $458,329
                                                                                ===============    ============

                                                   SECURITY CAPITAL CORPORATION
                                                CONSOLIDATED STATEMENTS OF INCOME
                                             (dollar amounts presented in thousands)

                                                                                      (Unaudited)
                                                                                   For the three months
                                                                                    ended March 31,
                                                                         -----------------------------------
                                                                             2007                     2006
                                                                         -----------              ----------
INTEREST INCOME
Interest and fees on loans                                                   $ 7,199                $ 6,095
Interest and dividends on securities                                             796                    819
Federal funds sold                                                                61                     34
Other                                                                             91                     58
                                                                         -----------              ----------

   Total interest income                                                       8,147                  7,006

INTEREST EXPENSE
Interest on deposits                                                           2,934                  2,136
Interest on borrowings                                                           286                    159
Interest on federal funds purchased                                               22                     24
                                                                         -----------              ----------

    Total interest expense                                                     3,242                  2,319
                                                                         -----------              ----------

Net Interest Income                                                            4,905                  4,687

Provision for loan losses                                                        273                    241
                                                                         -----------              ----------

Net interest income after provision
  for loan losses                                                              4,632                  4,446

OTHER INCOME
Service charges on deposit accounts                                            1,262                  1,112
Trust Department income                                                          271                    258
Securities net gain                                                               (7)                   (13)
Other income                                                                     238                    227
                                                                         -----------              ----------

   Total other income                                                          1,764                  1,584

OTHER EXPENSES
Salaries and employee benefits                                                 2,501                  2,274
Occupancy expense                                                                592                    421
Other operating expense                                                          646                    756
                                                                         -----------              ----------
   Total other expenses                                                        3,739                  3,451

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                                            2,657                  2,579

PROVISION FOR INCOME TAXES                                                       875                    797
                                                                         -----------              ----------

NET INCOME                                                                   $ 1,782                $ 1,782
                                                                         ===========              ==========

BASIC NET INCOME PER SHARE                                                    $ 0.65                 $ 0.65

                                                      SECURITY CAPITAL CORPORATION
                                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                   (dollar amounts presented in thousands)

                                                                                   (Unaudited)
                                                                              For the three months
                                                                                   ended March 31,
                                                                            2007                 2006
                                                                         -----------         ------------

                       Net income                                         $   1,782           $    1,782

Other comprehensive income, net of tax:

  Unrealized holding gains/(losses)                                             (69)                 (85)
                                                                         -----------         ------------

Comprehensive income                                                      $   1,713           $    1,697
                                                                         ===========         ============

                                                       SECURITY CAPITAL CORPORATION
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (dollar amounts presented in thousands)

                                                                                     (Unaudited)
                                                                                 Three months ended
                                                                                       March 31,
                                                                           2007                     2006
                                                                      -------------             ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                   1,782                    1,782
 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Provision for loan losses                                                   273                      241
   Amortization of premiums and discounts on securities, net                    51                       94
   Depreciation and amortization                                               279                      237
   FHLB stock dividend                                                         (23)                     (13)
   Loss (gain)on sale of securities                                              -                       13
   Loss (gain)on fair value accounting                                           7                        -
   Gain on sale/disposal of other assets                                       (12)                     (18)

Changes in:

   Interest receivable                                                        (148)                    (139)
   Cash value of life insurance, net                                           (50)                     (52)
   Other assets                                                                117                   (1,446)
   Interest payable                                                            (34)                       9
   Other liabilities                                                           929                    2,207
                                                                      -------------             ------------

Net cash provided by operating activities                                    3,171                    2,915
                                                                      -------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in loans                                                           (9,639)                  (7,712)
Purchase of securities available for sale                                   (5,343)                  (3,839)
Proceeds of maturities and calls of securities available for sale            2,060                    5,907
Proceeds of maturities and calls of securities held to maturity                210                        -
Additions to premises and equipment                                           (192)                    (710)
Proceeds of sale of other assets                                               329                      506
Changes in:
   Federal funds sold                                                       (3,000)                  (1,000)
                                                                      -------------             ------------

Net cash used in investing activities                                      (15,575)                  (6,848)
                                                                      -------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Changes in:
   Deposits                                                                 35,570                   20,833
   Federal Funds purchased                                                  (8,000)                 (15,000)
Reissuance of treasury stock                                                    25                       12
Repayment of debt                                                          (30,287)                  (1,244)
Proceeds from issuance of debt                                              18,760                      300
                                                                      -------------             ------------

Net cash provided by financing activities                                   16,068                    4,901
                                                                      -------------             ------------

Net increase in cash and cash equivalents                                    3,664                      968

Cash and cash equivalents at beginning of year                              23,447                   19,677
                                                                      -------------             ------------

Cash and cash equivalents at end of period                                  27,111                   20,645
                                                                      =============             ============

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, please refer to the Company’s Form 10-K filed March 16, 2007, which includes the consolidated financial statements and footnotes for the year ended December 31, 2006.

NOTE B — SUMMARY OF ORGANIZATION

Security Capital Corporation (the “Company) was incorporated September 16, 1982, under the laws of the State of Mississippi for the purpose of acquiring First Security Bank and serving as a one-bank holding company.

First Security Bank and Batesville Security Building Corporation are wholly owned subsidiaries of the Company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951 and engages in a wide range of commercial banking activities and emphasizes its local management, decision-making and ownership. The Bank offers a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts. The Bank also offers a wide range of personal and corporate trust services and commercial, agricultural, mortgage and personal loans. Its full-service banking locations expanded to eleven with the October 31, 2001 opening in Olive Branch, Mississippi, the July 1, 2002 opening in Hernando, Mississippi and the August 2003 opening in Pope, Mississippi. In April of 2005, a twelfth full service branch opened in Southaven, Mississippi. Construction was completed in July on a new facility for the Robinsonville banking location. The facility for a new full-service branch on the corner of Goodman Road and Pleasant Hill Road in Desoto County was ready for occupancy at the end of September of 2006. Each of the newly constructed buildings represents state of the art facilities and will meet the needs of the staff and the level of customer activity. To better serve the customers in the northern Panola County, an additional location in Sardis opened in October of 2006.

Batesville Security Building Corporation, the non-bank subsidiary, was chartered under the laws of the State of Mississippi on June 23, 1971, generally, to deal in and manage real estate and personal property.

The Company filed the initial registration, Form 10-SB, with the Securities and Exchange Commission on March 28, 2003 having reached and exceeded 500 shareholders in 2002.

NOTE C — EARNINGS PER COMMON SHARE

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

                                                         For the Three Months Ended
                                                               March 30, 2007
                                  -------------------------------------------------------------------------
                                         Net Income                    Shares                Per Share
                                         (Numerator)               (Denominator)                Data
                                  -------------------------    -----------------------    -----------------

       Basic per Share                         $ 1,782,084                  2,744,248               $ 0.65

                                                         For the Three Months Ended
                                                               March 30, 2006
                                  -------------------------------------------------------------------------
                                                      (as restated for stock dividend)
                                         Net Income                    Shares                Per Share
                                         (Numerator)               (Denominator)                Data
                                  -------------------------    -----------------------    -----------------

       Basic per Share                         $ 1,782,323                  2,742,642               $ 0.65

NOTE D — RECLASSIFICATION

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the classifications used in 2007. The reclassifications occurred in the Consolidated Statements of Cash Flows and had no material effect on the presentation.

ITEM NO. 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The subsidiary Bank represents the primary assets of the Company. On March 31, 2007, First Security Bank had approximately $475.1 million in assets compared to $442.8 million at March 31, 2006. Loans increased to $338.0 million at March 31, 2007 from $308.6 million at March 31, 2006. Deposits increased by $26.7 million from March 31, 2006 to March 31, 2007 for a total of $402.4 million. For the three months ended March 31, 2007 and March 31, 2006, the Bank reported income of approximately $1,819,217 and $1,827,750, respectively.

CHANGES IN FINANCIAL CONDITION

The cash and cash equivalents of $27.1 million at March 31, 2007 reflected an increase of $3.7 million from the cash position of $23.4 million at December 31, 2006. This increase is attributed to a daily fluctuation due to normal bank transactions. The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the bank.

The earning assets at December 31, 2006 were $404.6 million and at March 31, 2007 were $416.7 million. The increase is attributable mainly to the growth in the loan portfolio. The premises and equipment, net of the accumulated depreciation, at December 31, 2006 and at March 31, 2007 totaled approximately $22.0 million — reflecting a small increase of $59 thousand for the first three months in 2007. Available-for-sale securities increased from $71.1 million at December 31, 2006 to $74.1 million at March 31, 2007. Other assets decreased to $3.9 million at March 31, 2007 from $4.4 million at December 31, 2006.

Deposit liabilities at March 31, 2007 reflected a 9.7% growth or a $35.6 million increase for the first three months in 2007. The rise in deposits which is attributed to the normal first quarter increase in public funds decreases the amount of long-term borrowings and short-term borrowings needed for funding investments in loans and facilities. Short-term borrowings provide a tool in providing the funding for unforeseen deposit withdrawals and seasonal loan demands. The short-term funding was eliminated during the first three months in 2007 with the payment of $18 million to the Federal Home Loan Bank. The federal funds purchased at December 31, 2006 of $8 million had been returned.

The net unrealized loss on available-for-sale securities reflected in the shareholders’ equity section on December 31, 2006 was $41 thousand. At March 31, 2007, the shareholders’ equity section reflected a net unrealized gain on available-for-sale securities of $162 thousand. The change reflected over these reporting periods reflect the normal atmosphere of a friendly market. The change of the market affected the comprehensive income with a net increase of $203 thousand for the three months ending March 31, 2007 and a decrease of $85 thousand for the three months ending March 31, 2006.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company. The most prevalent of the changes for the three months ending March 31, 2007 are: an increase of $9.6 million in loans; an increase in available-for-sale securities and held-to-maturity securities of $3.1 million resulting from purchases of $5.3 million offset by an approximate $2.3 million in maturities and sales; an increase of $35.6 million in deposits; an increase of $19.5 million in short-term borrowings followed by a decrease of $30.6 million in short-term borrowing from the Federal Home Loan Bank; and a decrease of $8 million in federal funds purchased.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks. The loan portfolio is represented by the following mix: Commercial 6.09%; Agricultural 2.52%; Real Estate 82.82%; Consumer 8.05% and Other .52%. The major components of the real estate loans are 41.46% for construction and land development property, 18.87% for first liens on 1-4 family residential property and 31.97% for nonfarm and nonresidential property.

At March 31, 2007, the subsidiary bank had loans past due as follows:

                                                                                  (in thousands)
Past due 30 days through 89 days                                                      $5,593
Past due 90 days or more and still accruing                                            $912

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection. The nonaccrual loans at March31, 2007 totaled $809 thousand. Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose. Other real estate at March 31, 2007 totaled $44 thousand. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The subsidiary bank had no restructured loans at March 31, 2007.

For the three months ended March 31, 2007, the Company experienced $247 thousand in charge-offs of loans and $222 thousand in recoveries of loans for a net decrease effect to the Allowance for Loan Losses of $25 thousand. The net charge-offs, annualized, represent .03% of average loans. Of the $247 thousand charge to the Allowance for Loan Losses, the breakdown is 7.29% for 1-4 family residential loans and 92.71% for consumer loans. Consumer loan collections of $212 thousand represent the major component of the $222 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity. The asset and liability reports for March 31, 2007 substantiates that the Company remains in a neutral position to changes in rates. A 1% increase or decrease in market rates will basically not affect net interest income. The Company’s policy allows for no more than a 10% movement in NII (net interest income), in a 200 basis point ramp of market rates over a one-year period. When funds exceed the needs for reserve requirements or short-term liquidity needs, the company will increase its security investments or invest in federal funds. It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs.

Projections for the next twelve months are for a net interest margin of 4.24%, a return on assets of 2.16%, and a return on equity of 18.86%. The net interest income for twelve months ending March 31, 2008 is projected to be $20.3 million — which represents a yield on earning assets of 7.94% and a liability cost of 3.70%.

At March 31, 2007, the regulatory liquidity ratio of 20.8% is well within the policy requirement of a minimum liquidity ratio of 15%. The earnings at risk and the economic value of equity ratios reflected compliance with the policy limits of -10.0% and -30.0%, respectively. With a policy limitation of 20%, the volatile dependency ratio of 14.3% reflected an improvement from the prior quarters which exposed the effect of the short-term borrowings of federal funds and advances from the Federal Home Loan Bank.

At March 31, 2007, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $37.5 million (to borrow federal funds) and the line of credit with the Federal Home Loan Bank that exceeded $132 million. At March 31, 2007, the Company had available (unused) line of credit of approximately $114.4 million.

CAPITAL RESOURCES

Total consolidated equity capital at March 31, 2007 was $53.7 million or approximately 11.24% of total assets. The main source of capital for the Corporation has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital. Currently, the Company and the Bank have adequate capital positions as of March 31, 2007 as reflected below:

                                                      Corporation              Bank
Risk-Based Capital Ratio                                 Ratio                 Ratio              Requirements
------------------------                                 -----                 -----              ------------
Total Capital                                            13.95%                13.47%                  8%
Tier 1 Capital                                           12.77%                12.29%                  4%
Leverage Capital                                         10.77%                10.36%                  3%

RESULTS OF OPERATIONS — YEAR-TO-DATE

The consolidated net income for the Company for the three months ending March 31, 2007 was $1.8 million which reflects approximately the same consolidated net income for the same period in 2006.

Interest income increased to $8.2 million for the three months ending March 31, 2007 indicating an increase of $1.2 million from the $7.0 million for the three months ending March 31, 2007. The increase in interest income signifies an increase in the pricing of the loan products.

Interest expense reflects an increase of $923 thousand to $3.2 million for the three months ending March 31, 2007 from $2.3 million for the same period in 2006. The increase in interest expense can be attributed to the continuing competitive pricing of the deposit accounts to attract new customers and maintain existing customers.

The increase in the provision for loan losses of $32 thousand could be attributed to an increase in loans. However, the evaluation of the quality of the loan portfolio and the quarterly analysis of the Allowance for Loan Losses determines the requirements and the adequacy of the provision.

Noninterest income for the three months ending March 31, 2007 was $1.8 million which is an increase from the $1.6 million for the same period in 2006, reflecting an increase of $167 thousand. The main component of the increase in the non-routine income in 2007 is attributable to service charges on deposit accounts. The service charges on deposit accounts, for the three months ended March 31, 2007 and March 31, 2006, totaled $1.3 million and $1.1 million, respectively.

Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the three months ending March 31, 2007 reveal an increase of $275 thousand or 7.94% from the same period in 2006. Salaries and employee benefits of $2.5 million for the three months ended March 31, 2007 represent the largest component of other expenses and steadily increases with the development of the market area and the training of future bank management, in both areas of commercial banking and trust.

Income tax expense of $875 thousand for the three months ended March 31,2007 is indicative of the applicable tax liability for the increase in the income for 2007 along with the adjustments for tax-exempt income.

The net interest margin for the three months ending March 31, 2007 is 4.24%. The return on equity for the three month period ending March 31, 2007 is 14.31%. For the three months ended March 31, 2007, the return on assets is reflected at 1.56%. These ratios, reflecting the financial status of the company, are consistent with the ratios for prior reporting periods.

RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting standards, issued recently have been considered:

Financial Accounting Standards Board Statement (FASB) No. 159, Fair Value Option for Financial Assets and Financial Liabilities; FASB No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans; FASB No. 157, Fair Value Measurements; FASB No. 48, Accounting for Uncertainty in Income Taxes; FASB No. 156, Accounting for Servicing of Financial Assets; FASB No. 155, Accounting for Certain Hybrid Financial Instruments; and Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

Of these standards, FASB No. 159, Fair Value Option for Financial Assets and Financial Liabilities, and FASB No. 157, Fair Value Measurements, have been adopted.

The Board of Directors approved the adoption of FASB No. 159 and FASB No. 157 with the objective to improve the financial reporting through the opportunity to mitigate volatility in reported earnings by recognizing selected assets and liabilities at fair value. Securities selected to recognize at fair value included agencies, mortgage-backs and municipals. These securities were reclassified from available-for-sale to the trading account category and are accounted for under the fair value option. After the close of the quarter, these securities were subsequently sold and the proceeds were reinvested in securities that would improve income by approximately 1%. Liquidity also is projected to improve from the additional cash flows from the purchased mortgage-backed securities. The liability selected to report at fair value was a Federal Home Loan Bank (FHLB) advance. With the prepayment of the FHLB advance in the subsequent quarter, net interest income is projected to increase on an average of 2.5% over the next ten years. In summary, the adoption is considered to have a positive effect on future financials due to the predicted improved cash flow, an increase in the average yield of the investment securities, and the opportunity to redeem the liability and obtain deposits at a lower funding cost. From an asset-liability management perspective, these projected changes will improve the balance sheet and the income statement Management’s intent regarding future investments in securities is to classify selected securities at purchase as trading and to account and evaluate monthly under the fair option of FASB No. 159.

In adopting FASB No. 159, an adjustment of $272 thousand, net of deferred taxes of $162 thousand, was recorded to the Corporation’s retained earnings as of January 1, 2007 to reflect the unrealized loss on the selected securities. The net unrealized loss was previously included in accumulated other comprehensive income. Also, the adoption of FASB No. 159 reflected the identification of an advance from the Federal Home Loan Bank (FHLB) to report at fair value. For the liability recognized, an adjustment of $68 thousand was booked to retained earnings, net of deferred taxes of $40 thousand as of January 1, 2007.

The following table reflects the assets and liabilities recorded to be routinely measured at fair value:

                                                                                Fair Value at
                                                                                March 31, 2007*
                                                                                ---------------
         Assets:
         Securities held for trading (FASB No. 159)                             $       19,251
         Securities available for sale (FASB No. 115)                                   45.291

         Liabilities:
         FHLB advance (FASB No. 159)                                            $        1,386

*Dollar amounts presented in thousands.

Using quoted market prices in active markets, fair values were determined for the securities referenced above. The fair value for the liability considered the prepayment penalty for the respective valuation date. The change in the fair values for the securities held for trading and the FHLB advance was booked to profit or loss from fair value accounting which is recognized in the Consolidated Income Statements under Other Income. Income and expense on the trading assets and the trading liabilities are recorded as interest is earned or paid.

ITEM NO. 3    QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2006 in the Company’s Form 10-K and Annual Report.

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

ITEM NO. 1A       RISK FACTORS

                  There are no material changes to the Company's risk factors from what was previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006.

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

                  (b)      The  Company  did not file any  reports on Form 8-K during the  quarter  ended March 31,
                           2007.

                                                    SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            SECURITY CAPITAL CORPORATION

BY /s/ Frank West                                            BY /s/ Connie Woods Hawkins
  ----------------------------------------                     ---------------------------------------
     Frank West                                                  Connie Woods Hawkins
     President and Chief Executive Officer                       Executive Vice-President, Cashier
                                                                  and Chief Financial Officer

DATE:  May 10, 2007                                          DATE:  May 10, 2007