Form 10-Q/A
period 2007-03-31
SECURITY CAPITAL CORP/MS
filed 2007-08-08
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A
Amendment No. 1

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

☒  YES  ☐  NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A  NON-ACCELERATED FILER.  SEE DEFINITION OF “ACCELERATED FILER AND LARGE ACCELERATED FILER” IN RULE 12B-2 OF THE EXCHANGE ACT.  (CHECK ONE):

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒	NON-ACCELERATED FILER ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.)

☐  YES  ☒  NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AS OF MARCH 31, 2007.

TITLE	OUTSTANDING
COMMON STOCK, $5.00 PAR VALUE	2,744,570

EXPLANATORY NOTE REGARDING THIS FORM 10 Q/A

On May 10, 2007, Security Capital Corporation (the Company) filed its Form 10-Q for the three months ended March 31, 2007 with the Securities and Exchange Commission.

As discussed in Note B to the Consolidated Financial Statements included herein, the Company filed this amendment to its original Form 10-Q to amend and restate its financial statements and other financial information as a result of the Company’s decision to reverse its application of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities,” with respect to certain investment securities and a Federal Home Loan advance.

The Form 10-Q as amended hereby continues to speak as of the date of the originally filed Form 10-Q, and the disclosures included in the Form 10-Q as amended hereby have not been updated to speak as of any later date.  Information not directly affected by the restatement of financial statements or information as of and for the three months ended March 31, 2007 is unchanged and reflects the disclosures made at the time of filing the original Form 10-Q.

For convenience, the entire Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, has been refiled in this Form 10-Q/A.  Pursuant to SEC Rule 12b-15, in connection with this filing, the Company is filing updated exhibits 31.1, 31.2, 32.1, and 32.2.

SECURITY CAPITAL CORPORATION
FORM 10-Q/A – AMENDMENT NO. 1

FIRST QUARTER 2007 INTERIM FINANCIAL STATEMENTS

PART 1 – FINANCIAL INFORMATION

ITEM NO. 1	FINANCIAL STATEMENTS

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)
	(Unaudited)
	March 31,	Dec. 31,
	2007	2006
ASSETS
	(Restated)
Cash and due from banks	$21,512	$23,073
Interest-bearing deposits with banks	5,599	374
Total cash and cash equivalents	27,111	23,447
Federal funds sold	3,000	-
Term deposits with other banks	198	198
Securities available-for-sale	64,542	61,028
Securities held-to-maturity, estimated fair value of $7,523 in 2007 and $8,150 in 2006	7,235	7,850
Securities, other	2,273	2,250
Total securities	74,050	71,128
Loans, less allowance for loan losses of $4,582 in 2007 and $4,334 in 2006	331,715	322,324
Interest receivable	5,239	5,091
Premises and equipment	21,910	21,969
Intangible assets	3,874	3,874
Cash surrender value of life insurance	5,919	5,869
Other assets	3,703	4,429
Total Assets	$476,719	$458,329
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$58,026	$59,380
Time deposits of $100,000 or more	79,845	77,169
Other interest-bearing deposits	264,398	230,150
Total deposits	402,269	366,699
Interest payable	1,557	1,591
Federal Funds Purchased	-	8,000
Borrowed funds	15,747	27,380
Other liabilities	3,417	2,675
Total Liabilities	422,990	406,345
Shareholders' equity:
Common stock - $5 par value, 5,000,000 shares authorized, 2,753,557 shares issued in 2007 and 2006	13,768	13,768
Surplus	35,677	35,654
Retained Earnings	4,167	2,651
Accumulated other comprehensive income	162	(41)
Treasury stock, at par, 8,987 shares and 9,487 shares in 2007 and 2006, respectively	(45)	(48)
Total Shareholders' Equity	53,729	51,984

Total Liabilities and Shareholders' Equity	$476,719	$458,329

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)
	(Unaudited)
	For the three months
	ended March 31,
	2007	2006
	(Restated)
INTEREST INCOME
Interest and fees on loans	$7,199	$6,095
Interest and dividends on securities	796	819
Federal funds sold	61	34
Other	91	58
Total interest income	8,147	7,006

INTEREST EXPENSE
Interest on deposits	2,934	2,136
Interest on borrowings	286	159
Interest on federal funds purchased	22	24
Total interest expense	3,242	2,319

Net Interest Income	4,905	4,687

Provision for loan losses	273	241

Net interest income after provision
for loan losses	4,632	4,446

OTHER INCOME
Service charges on deposit accounts	1,262	1,112
Trust Department income	271	258
Securities net gain (losses), net	-	(13)
Impairment loss on securities	(448)	-
Other income	238	227
Total other income	1,323	1,584

OTHER EXPENSES
Salaries and employee benefits	2,501	2,274
Occupancy expense	592	421
Other operating expense	646	756
Total other expenses	3,739	3,451

INCOME BEFORE PROVISION
FOR INCOME TAXES	2,216	2,579

PROVISION FOR INCOME TAXES	700	797

NET INCOME	$1,516	$1,782

BASIC NET INCOME PER SHARE	$0.55	$0.65

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar amounts presented in thousands)

	(Unaudited)
	For the three months
	ended March 31,
	2007	2006

Net income	$1,516	$1,782

Other comprehensive income, net of tax:

Unrealized holding gains/(losses)	(69)	(85)

Comprehensive income	$1,447	$1,697

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts presented in thousands)
	(Unaudited)
	Three months ended
	March 31,
	2007	2006
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	1,516	1,782
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	273	241
Amortization of premiums and discounts on securities, net	51	94
Depreciation and amortization	279	237
FHLB stock dividend	(23)	(13)
Loss (gain) on securities	-	13
Impairment loss on securities	448	-
Gain on sale/disposal of other assets	(12)	(18)
Changes in:
Interest receivable	(148)	(139)
Cash value of life insurance, net	(50)	(52)
Other assets	129	(1,446)
Interest payable	(34)	9
Other liabilities	742	2,207
Net cash provided by operating activities	3,171	2,915

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans	(9,639)	(7,712)
Purchase of securities available for sale	(5,343)	(3,839)
Proceeds from maturities and calls of securities available for sale	2,060	5,907
Proceeds from maturities and calls of securities held to maturity	210	-
Additions to premises and equipment	(192)	(710)
Proceeds from sale of other assets	329	506
Changes in:
Federal funds sold	(3,000)	(1,000)
Net cash used in investing activities	(15,575)	(6,848)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
Deposits	35,570	20,833
Federal funds purchased	(8,000)	(15,000)
Reissuance of treasury stock	25	12
Repayment of debt	(30,287)	(1,244)
Proceeds from issuance of debt	18,760	300
Net cash provided by financing activities	16,068	4,901

Net increase in cash and cash equivalents	3,664	968

Cash and cash equivalents at beginning of period	23,447	19,677

Cash and cash equivalents at end of period	27,111	20,645

Cash paid during the period for:
Interest	3,276	2,310
Income taxes	636	797

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

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

NOTE B – RESTATEMENT AND FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued FASB No. 157, Fair Value Measurements, to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements.  The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability.  The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions.  Expanded disclosures are also required about the use of fair value to measure assets and liabilities.

In February 2007, the FASB issued FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  FASB No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, using an instrument-by-instrument election.  However, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities.  FASB No. 159 also established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The initial effect of the adoption of FASB No. 159 is required to be accounted for as a cumulative-effect adjustment to the opening retained earning for the year in which FASB No. 159 is applied.

Effective January 1, 2007, the Company elected to early adopt the provisions FASB No. 157 and FASB No. 159.  The Company selected the fair value option for various financial assets and liabilities, which, at historic costs, included $19,923,714 of investment securities and a Federal Home Loan Bank (FHLB) advance of $1,308,606.  The Company elected early adoption to accommodate various strategies in the liquidity, interest rate risk, and asset liability management areas and processes of the Company.  Economic factors, such as yield, duration and prepayment risk, were considered in selecting the securities.  The FHLB advance was selected to eliminate a high rate obligation.

The adoption of FASB No. 159 resulted in a one-time cumulative after-tax charge of $339,863 to opening retained earnings as of January 1, 2007, of which $272,124 was attributed to the securities and $67,739 was attributed to the FHLB advance.

Subsequent to the first quarter of 2007, the Company sold these selected (trading) securities, all of which had been reclassified pursuant to the early adoption of FASB No. 159, in order to facilitate a balance sheet restructuring strategy.  The securities that were sold had an average yield of 4.26%.  The proceeds of the sale were utilized to facilitate the acquisition of $19.9 million of replacement securities that reflected an average yield of 5.45%.

Subsequent to the transactions discussed above and the filing of the Company’s first quarter Form 10-Q, the Company was alerted that the restructuring transaction as presented was inconsistent with the intent and spirit of FASB No. 159, and therefore was deemed a non-substantive adoption of the Standard.  Based on comments made by authoritative accounting groups and the staff of the Securities and Exchange Commission, it was determined that failure to reclassify all of the replacement securities as trading assets would require a reversal of the Company’s decision to apply the fair value option to the $19.9 million of investment securities that had been included in its available-for-sale portfolio as of December 31, 2006.  Consequently, the Company made a decision to reverse its utilization of FASB No. 159 for the valuation of certain securities and the FHLB advance.  Based on the Company’s current understanding of the views of the SEC, the investment securities sold in April are to be reclassified as available-for-sale securities at March 31, 2007, and as being other-than-temporarily-impaired at March 31, 2007.  Accordingly, as part of that restatement, the Company recognized a charge to earnings for other-than-temporary impairment of $448 thousand for the first quarter of 2007.  The effect of these adjustments reduced income tax expense by $175 thousand and eliminated fair value accounting loss of $7 thousand for a net decrease to net income of $266 thousand.  Retained earnings reflected a net decrease of $137 thousand due to the reversal of the adoption of FASB 159, the adjustments for other-than-temporarily impairment and the reversal of fair value accounting entries for FHLB advances.

The following table reflects the previously reported amounts for the three months ended March 31, 2007, and as of March 31, 2007, and the restated amounts:

	As of and for the
	Three Months Ended
	3/31/07
	Previously
(Amounts in thousands, except per share data)	Reported	Restated
Balance Sheet Data:
Securities held for trading	$19,251	$-
Securities available for sale	45,291	64,542
Other assets	3,922	3,703
Total assets	476,938	476,719
Federal Home Loan Bank advances, at historical cost	-	15,541
Federal Home Loan Bank advances, at fair value	15,647	-
Other liabilities	3,393	3,417
Retained earnings	4,304	4,167
Total shareholders' equity	53,866	53,729
Total liabilities and shareholders' equity	476,938	476,719

Statement of Income:
Impairment loss on securities	-	(448)
Securities net gain (losses)	(7)	-
Total non-interest income	1,764	1,323
Income before income taxes	2,657	2,216
Income taxes	875	700
Net income	1,782	1,516

Statement of Cash Flows:
Net income	$1,782	$1,516
Impairment loss on securities	-	448
Loss (gain) on fair value accounting	7	-
Net change in other assets and liabilities	1,046	871

Per Share Data:
Basic earnings per share	$0.65	$0.55

Because the Company elected early adoption of Statement No. 159, it was also required to adopt FASB Statement No. 157, “Fair Value Measurements,” concurrently.  The adoption of Statement No. 157 had no significant impact on the financial position of the Company.

The following table reflects assets measured at fair value on a recurring basis, (presented in thousands):

Fair Value at
March 31, 2007
Available-for-sale securities	$64,542

Fair value for these assets was determined by reference to quoted prices in active markets for identical assets.

NOTE C – SUMMARY OF ORGANIZATION

Security Capital Corporation (the “Company) was incorporated September 16, 1982, under the laws of the State of Mississippi for the purpose of acquiring First Security Bank and serving as a one-bank holding company.

First Security Bank (the “Bank” or the “subsidiary Bank”) and Batesville Security Building Corporation are wholly owned subsidiaries of the Company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951, and engages in a wide range of commercial banking activities and emphasizes its local management, decision-making and ownership.  The Bank offers a full range of banking services designed to meet the basic financial needs of its customers.  These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts.  The Bank also offers a wide range of personal and corporate trust services and commercial, agricultural, mortgage and personal loans. Its full-service banking locations expanded to eleven with the October 31, 2001 opening in Olive Branch, Mississippi, the July 1, 2002, opening in Hernando, Mississippi and the August 2003 opening in Pope, Mississippi.  In April of 2005, a twelfth full service branch opened in Southaven, Mississippi.  Construction was completed in July on a new facility for the Robinsonville banking location.  The facility for a new full-service branch on the corner of Goodman Road and Pleasant Hill Road in Desoto County was ready for occupancy at the end of September of 2006. Each of the newly constructed buildings represents state of the art facilities and will meet the needs of the staff and the level of customer activity.  To better serve the customers in the northern Panola County, an additional location in Sardis   opened in October of 2006.

Batesville Security Building Corporation, the non-bank subsidiary, was chartered under the laws of the State of Mississippi on June 23, 1971, generally, to deal in and manage real estate and personal property.

The Company filed its initial registration statement, Form 10-SB, with the Securities and Exchange Commission on March 28, 2003, having reached and exceeded 500 shareholders in 2002.

NOTE D – EARNINGS PER COMMON SHARE

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

	For the Three Months Ended
	March 30, 2007
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$1,516,435	2,744,248	$0.55

	For the Three Months Ended
	March 30, 2006
	(as restated for stock dividend)
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$1,782,323	2,742,642	$0.65

NOTE E – RECLASSIFICATION

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the classifications used in 2007.  The reclassifications occurred in the Consolidated Statements of Cash Flows and had no material effect on the presentation.

ITEM NO. 1A	RISK FACTORS

There are no material changes to the Company’s risk factors from what was previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM NO. 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The subsidiary Bank represents the primary assets of the Company.   On March 31, 2007, First Security Bank had approximately $474.9 million in assets compared to $442.8 million at March 31, 2006.  Loans increased to $338.0 million at March 31, 2007, from $308.6 million at March 31, 2006.  Deposits increased by $26.7 million from March 31, 2006, to March 31, 2007, for a total of $402.4 million.  For the three months ended March 31, 2007, and March 31, 2006, the Bank reported income of approximately $1,553,568 and $1,827,750, respectively.

CHANGES IN FINANCIAL CONDITION

The cash and cash equivalents of $27.1 million at March 31, 2007, reflected an increase of $3.7 million from the cash position of $23.4 million at December 31, 2006.  This increase is attributed to a daily fluctuation due to normal bank transactions.  The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the bank.

The earning assets at December 31, 2006, were $404.6 million and at March 31, 2007, were $426.8 million.  The   increase is attributable mainly to the growth in the loan portfolio.  The premises and equipment, net of the accumulated depreciation, at December 31, 2006, and at March 31, 2007, totaled approximately $22.0 million – reflecting a small decrease of $59 thousand for the first three months in 2007.  Available-for-sale securities decreased from $71.1 million at December 31, 2006, to $64.5 million at March 31, 2007.  Other assets decreased to $3.7 million at March 31, 2007, from $4.4 million at December 31, 2006.

Deposit liabilities at March 31, 2007, reflected a 9.7% growth or a $35.6 million increase for the first three months in 2007.  The rise in deposits which is attributed to the normal first quarter increase in public funds decreases the amount of long-term borrowings and short-term borrowings needed for funding investments in loans and facilities.  Short-term borrowings provide a tool in providing the funding for unforeseen deposit withdrawals and seasonal loan demands.  The short-term funding was eliminated during the first three months in 2007 with the payment of $18 million to the Federal Home Loan Bank.  Federal funds purchased at December 31, 2006, of $8 million have been repaid.

The net unrealized loss on available-for-sale securities reflected in the shareholders’ equity section on December 31, 2006, was $41 thousand.  At March 31, 2007, the shareholders’ equity section reflected a net unrealized gain on available-for-sale securities of $162 thousand.   The change reflected over these reporting periods reflect the normal atmosphere of a friendly market.  The change of the market affected the comprehensive income with a net decrease of $69 thousand for the three months ended March 31, 2007, and a decrease of $85 thousand for the three months ended March 31, 2006.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company.  The most prevalent of the changes for the three months ended March 31, 2007, are:  an increase of $9.6 million in loans; an increase in available-for-sale securities and held-to-maturity securities of $3.1 million resulting from purchases of $5.3 million offset by an approximate $2.3 million in maturities and sales; an increase of $35.6 million in deposits; a net decrease in Federal Home Loan Bank advances mainly attributable to a $15 million in a short-term borrowings advance and $28 million in repayments in short-term borrowings advances; and a decrease of $8 million in federal funds purchased.

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

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection.  The non-accrual loans at March 31, 2007, totaled $809 thousand.  Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose.  Other real estate at March 31, 2007, totaled $44 thousand.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms.  The subsidiary Bank had no restructured loans at March 31, 2007.

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

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity.    The asset and liability reports for March 31, 2007, substantiates that the Company remains in a neutral position to changes in rates. A 1% increase or decrease in market rates will basically not affect net interest income.  The Company’s policy allows for no more than a 10% movement in NII (net interest income), in a 200 basis point ramp of market rates over a one-year period.  When funds exceed the needs for reserve requirements or short-term liquidity needs, the company will increase its security investments or invest in federal funds.  It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs.

Projections for the next twelve months are for a net interest margin of 4.24%, a return on assets of 2.16%, and a return on equity of 18.86%.  The net interest income for twelve months ending March 31, 2008, is projected to be $20.3 million – which represents a yield on earning assets of 7.94% and a liability cost of 3.70%.

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

CAPITAL RESOURCES

Total consolidated equity capital at March 31, 2007, was $53.7 million or approximately 11.27% of total assets.  The main source of capital for the Company has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital.  Currently, the Company and the Bank have adequate capital positions as of March 31, 2007 as reflected below:

	Corporation	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	14.40%	13.20%	8%
Tier 1 Capital	13.20%	12.05%	4%
Leverage Capital	10.86%	10.38%	3%

RESULTS OF OPERATIONS – YEAR-TO-DATE

The consolidated net income for the Company for the three months ended March 31, 2007, was $1.5 million which reflects a decrease of $266 thousand in consolidated net income for the same period in 2006.  This decrease is chiefly attributable to the recognition of the net charge of $273 for the other-than-temporary impairment on available-for-sale securities.

Interest income increased to $8.2 million for the three months ended March 31, 2007, indicating an increase of $1.2 million from the $7.0 million for the three months ended March 31, 2006.  The increase in interest income signifies an increase in the pricing of the loan products.

Interest expense reflects an increase of $923 thousand to $3.2 million for the three months ended March 31, 2007, from $2.3 million for the same period in 2006.  The increase in interest expense can be attributed to the continuing competitive pricing of the deposit accounts to attract new customers and maintain existing customers.

The increase in the provision for loan losses of $32 thousand could be attributed to an increase in loans.  However, the evaluation of the quality of the loan portfolio and the quarterly analysis of the Allowance for Loan Losses determines the requirements and the adequacy of the provision.

Non-interest income for the three months ending March 31, 2007, was $1.3 million which is a decrease from the $1.6 million for the same period in 2006, reflecting a decrease of $261 thousand.   The main component of the decrease in the non-routine income in 2007 is attributable to the recognition of the loss in the other-than-temporary impaired securities.   The service charges on deposit accounts, for the three months ended March 31, 2007, and March 31, 2006, totaled $1.3 million and $1.1 million, respectively.

Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the three months ended March 31, 2007, reveal an increase of $288 thousand or 8.35% from the same period in 2006.  Salaries and employee benefits of $2.5 million for the three months ended March 31, 2007, represent the largest component of other expenses and steadily increases with the development of the market area and the training of future bank management, in both areas of commercial banking and trust.

Income tax expense of $700 thousand for the three months ended March 31, 2007, is indicative of a decrease in applicable tax liability for the decrease in the income for 2007 along with the adjustments for tax-exempt income.

The net interest margin for the three months ended March 31, 2007, is 4.24%.  The return on equity for the three month period ending March 31, 2007, is 14.31%.  For the three months ended March 31, 2007, the return on assets is reflected at 1.56%.  These ratios, reflecting the financial status of the company, are consistent with the ratios for prior reporting periods.

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

Of these standards, FASB No. 159, Fair Value Option for Financial Assets and Financial Liabilities, and FASB No. 157, Fair Value Measurements, were adopted but due to the adoption not being substantive with the intent and spirit of FASB No. 159, the utilization of the adoption was reversed, as discussed in Note B to Notes to Consolidated Financial Statements.

ITEM NO. 3	QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2006, in the Company’s Form 10-K and Annual Report.

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

There are no material changes to the Company’s risk factors from what was previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	CHANGES IN SECURITIES

Not Applicable

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
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

SECURITY CAPITAL CORPORATION

BY /s/Frank West	BY /s/ Connie Woods Hawkins
Frank West	Connie Woods Hawkins
President and Chief Executive Officer	Executive Vice-President, Cashier
and Chief Financial Officer

DATE: August 8, 2007	DATE: August 8, 2007