Form 10-Q
period 2007-06-30
SECURITY CAPITAL CORP/MS
filed 2007-08-08
CIK 725537

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	000-50224

SECURITY CAPITAL CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0681198
(STATE OF INCORPORATION)	(I. R. S. EMPLOYER IDENTIFICATION NO.)

295 HIGHWAY 6 WEST/ P. O. BOX 690
BATESVILLE, MISSISSIPPI	38606
(ADDRESS OF PRINCIPAL	(ZIP CODE)
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

 ☒ YES  ☐ NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER OR A NON-ACCELERATED FILER.  SEE DEFINITION OF “ACCELERATED FILER AND LARGE ACCELERATED FILER” IN RULE 12B-2 OF THE EXCHANGE ACT.  (CHECK ONE):
LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒	NON-ACCELERATED FILER ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.)

 ☐ YES  ☒ NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AS OF JUNE 30, 2007.

TITLE	OUTSTANDING
COMMON STOCK, $5.00 PAR VALUE	2,745,020

SECURITY CAPITAL CORPORATION
FORM 10-Q

SECOND QUARTER 2007 INTERIM FINANCIAL STATEMENTS

PART 1 – FINANCIAL INFORMATION

ITEM NO. 1	FINANCIAL STATEMENTS

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)
	(Unaudited)
	June 30,	Dec. 31,
	2007	2006
ASSETS
Cash and due from banks	$17,204	$23,073
Interest-bearing deposits with banks	4,855	374
Total cash and cash equivalents	22,059	23,447
Federal funds sold	9,600	-
Term deposits with other banks	198	198
Securities available-for-sale	61,207	61,028
Securities held-to-maturity, estimated fair value of $7,510 in 2007 and $8,150 in 2006	7,397	7,850
Securities, other	1,789	2,250
Total securities	70,393	71,128
Loans, less allowance for loan losses of $4,601 in 2007 and $4,334 in 2006	342,995	322,324
Interest receivable	5,474	5,091
Premises and equipment	21,898	21,969
Intangible assets	3,874	3,874
Cash surrender value of life insurance	5,970	5,869
Other assets	4,209	4,429
Total Assets	$486,670	$458,329
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$54,863	$59,380
Time deposits of $100,000 or more	92,530	77,169
Other interest-bearing deposits	255,365	230,150
Total deposits	402,758	366,699
Interest payable	1,832	1,591
Federal Funds Purchased	-	8,000
Borrowed funds	24,868	27,380
Other liabilities	2,328	2,675
Total Liabilities	431,786	406,345
Shareholders' equity:
Common stock - $5 par value, 5,000,000 shares authorized, 2,753,557 shares issued in 2007 and 2006	13,768	13,768
Surplus	35,696	35,654
Retained Earnings	6,062	2,651
Accumulated other comprehensive income	(599)	(41)
Treasury stock, at par, 8,537 shares and 9,487 shares in 2007 and 2006, respectively	(43)	(48)
Total Shareholders' Equity	54,884	51,984
Total Liabilities and Shareholders' Equity	$486,670	$458,329

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)
	(Unaudited)		(Unaudited)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$7,685	$6,786	$14,884	$12,881
Interest and dividends on securities	900	842	1,696	1,661
Federal funds sold	36	8	97	42
Other	24	49	115	107
Total interest income	8,645	7,685	16,792	14,691

INTEREST EXPENSE
Interest on deposits	3,157	2,406	6,091	4,542
Interest on borrowings	330	184	616	343
Interest on federal funds purchased	26	79	48	103
Total interest expense	3,513	2,669	6,755	4,988

Net Interest Income	5,132	5,016	10,037	9,703

Provision for loan losses	161	242	434	483

Net interest income after provision for loan losses	4,971	4,774	9,603	9,220

OTHER INCOME
Service charges on deposit accounts	1,297	1,125	2,559	2,237
Trust Department income	228	243	499	501
Securities net gain (loss)	-	6	-	(7)
Impairment loss on securities	-	-	(448)	-
Other income	249	193	487	420
Total other income	1,774	1,567	3,097	3,151

OTHER EXPENSES
Salaries and employee benefits	2,578	2,298	5,079	4,572
Occupancy expense	621	468	1,213	889
Other operating expense	819	821	1,465	1,577
Total other expenses	4,018	3,587	7,757	7,038

INCOME BEFORE PROVISION FOR INCOME TAXES	2,727	2,754	4,943	5,333

PROVISION FOR INCOME TAXES	831	927	1,531	1,724

NET INCOME	$1,896	$1,827	$3,412	$3,609

BASIC NET INCOME PER SHARE	$0.69	$0.67	$1.24	$1.32

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar amounts presented in thousands)

	(Unaudited)		(Unaudited)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006

Net income	$1,896	$1,827	$3,412	$3,609

Other comprehensive income, net of tax:

Unrealized holding gains/(losses)	(761)	(546)	(830)	(631)

Comprehensive income	$1,135	$1,281	$2,582	$2,978

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts presented in thousands)
	(Unaudited)
	Six months ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	3,412	3,609
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	434	483
Amortization of premiums and discounts on securities, net	65	162
Depreciation and amortization	569	477
FHLB stock dividend	45	(29)
Loss (gain) on securities	-	7
Impairment loss on securities	448	-
Gain on sale/disposal of other assets	(12)	(36)
Changes in:
Interest receivable	(383)	(380)
Cash value of life insurance, net	(102)	(95)
Other assets	170	(6,611)
Interest payable	241	289
Other liabilities	(347)	(1,124)
Net cash provided by operating activities	4,540	(3,248)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans	(20,938)	(20,658)
Purchase of securities available for sale	(25,405)	(6,500)
Proceeds of maturities and calls of securities available for sale	24,064	9,866
Proceeds of maturities and calls of securities held to maturity	210	-
Additions to premises and equipment	(213)	2,660
Proceeds of sale of other assets	360	510
Changes in:
Federal funds sold	(9,600)	-
Net cash used in investing activities	(31,522)	(14,122)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
Deposits	36,059	6,871
Federal funds purchased	(8,000)	(3,000)
Reissuance of treasury stock	46	30
Repayment of debt	(32,026)	(1,388)
Proceeds from issuance of debt	29,515	12,712
Net cash provided by financing activities	25,594	15,225

Net increase in cash and cash equivalents	(1,388)	(2,145)
Cash and cash equivalents at beginning of period	23,447	19,677
Cash and cash equivalents at end of period	22,059	17,532
Cash paid during the period for:
Interest	6,514	4,699
Income taxes	1,588	1,821

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, please refer to the Company’s Form 10-K filed March 16, 2007, which includes the consolidated financial statements and footnotes for the year ended December 31, 2006.

NOTE B – SUMMARY OF ORGANIZATION

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

The Company filed its initial registration statement, Form 10-SB, with the Securities and Exchange Commission on March 28, 2003 having reached and exceeded 500 shareholders in 2002.

NOTE C – EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted average number of common shares outstanding during the reporting period.  Diluted per share data includes any dilution from potential common stock outstanding, such as the exercise of stock options.  For the periods presented below, there were no potential dilutive common shares.  All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends.

	For the Three Months Ended
	June 30, 2007
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$1,895,173	2,744,762	$0.69

	For the Six Months Ended
	June 30, 2007
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$3,411,607	2,744,506	$1.24

	For the Three Months Ended
	June 30, 2006
	(as restated for stock dividend)
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$1,826,550	2,742,950	$0.67

	For the Six Months Ended
	June 30, 2006
	(as restated for stock dividend)
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$3,608,873	2,742,797	$1.32

NOTE D – RECLASSIFICATION

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

The subsidiary Bank represents the primary assets of the Company.   On June 30, 2007, First Security Bank had approximately $485.6 million in assets compared to $451.2 million at June 30, 2006.  Loans increased to $344.7 million at June 30, 2007, from $323.3 million at June 30, 2006.  Deposits increased by $41.3 million from June 30, 2006 to June 30, 2007, for a total of $402.9 million.  For the six months ended June 30, 2007, and June 30, 2006, the Bank reported income of approximately $3,501,945 and $3,711,011 respectively.

CHANGES IN FINANCIAL CONDITION

The cash and cash equivalents of $22.1 million at June 30, 2007, reflected a decrease of $1.3 million from the cash position of $23.4 million at December 31, 2006.  This decrease is attributed to a daily fluctuation due to normal bank transactions.  The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the bank.

The earning assets at December 31, 2006, were $404.6 million and at June 30, 2007, were $437.3 million.  The   increase is attributable mainly to the growth in the loan portfolio.  The premises and equipment, net of the accumulated depreciation, at December 31, 2006, and at June 30, 2007, totaled approximately $22.0 million – reflecting a decrease of $71 thousand for the first six months in 2007 due to disposals and depreciation offsetting purchases.  Investment securities decreased from $71.1 million at December 31, 2006, to $70.4 million at June 30, 2007.  Other assets decreased to $4.2 million at June 30, 2007, from $4.4 million at December 31, 2006.

Deposit liabilities at June 30, 2007, reflected a 9.8% growth or a $36.1 million increase for the first six months in 2007.  The rise in deposits, which is largely attributable to a normal seasonal increase in public funds, decreases the amount of long-term borrowings and short-term borrowings needed for funding investments in loans and facilities.  Short-term borrowings provide a tool in providing the funding for unforeseen deposit withdrawals and seasonal loan demands.  The short-term funding was eliminated during the first six months in 2007 with the payment of $28 million to the Federal Home Loan Bank.  Federal funds purchased at December 31, 2006, of $8 million have been repaid.

The net unrealized gain on available-for-sale securities reflected in accumulated other comprehensive income (loss) in shareholders’ equity at December 31, 2006, was $41 thousand.  At June 30, 2007, accumulated other comprehensive income (loss) reflected a net unrealized loss on available-for-sale securities of $599 thousand.   The change over these reporting periods reflects the volatile nature of the market.  The changes in the market affected  accumulated other comprehensive income (loss) with a net decrease of $830 thousand for the six months ended June 30, 2007 and a decrease of $631 thousand for the six months ended June 30, 2006.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company.  The most prevalent of the changes for the six months ended June 30, 2007, are:  an increase of $20.9 million in loans;  purchases of securities of $25.4 million offset by an approximate $24.1 million in maturities and sales; an increase of $36.1 million in deposits; a net decrease of $2.5 million in Federal Home Loan Bank advances attributable to repayments of  $32.0 million offset by advances of $29.5 million; and a decrease of $8 million in federal funds purchased.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks.  The loan portfolio is represented by the following mix:  Commercial 5.85%; Agricultural 2.75%; Real Estate 83.31%; Consumer 7.65% and Other .44%.  The major components of the real estate loans are 43.71% for construction and land development property, 22.18% for first liens on 1-4 family residential property and 29.18% for nonfarm and nonresidential property.

At June 30, 2007, the subsidiary Bank had loans past due as follows:
(in thousands)
Past due 30 days through 89 days	$5,546
Past due 90 days or more and still accruing	$1,080

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection.  The non-accrual loans at June 30, 2007 totaled $801 thousand.  Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose.  Other real estate at June 30, 2007, totaled $97 thousand.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms.  The subsidiary Bank had no restructured loans at June 30, 2007.

For the six months ended June 30, 2007, the Company experienced $535 thousand in charge-offs of loans and $368 thousand in recoveries of loans for a net decrease effect to the Allowance for Loan Losses of $167 thousand.  The net charge-offs represent .05% of average loans.  Of the $535 thousand charge to the Allowance for Loan Losses, the breakdown is 4.11% for 1-4 family residential loans and 92.34% for consumer loans.  Consumer loan collections of $346 thousand represent the major component of the $368 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity.    The asset and liability reports for June 30, 2007, substantiates that the Company remains in a neutral position to changes in rates. A 1% increase or decrease in market rates will basically not affect net interest income.  The Company’s policy allows for no more than a 10% movement in NII (net interest income) in a 200 basis point ramp of market rates over a one-year period.  When funds exceed the needs for reserve requirements or short-term liquidity needs, the Company will increase its security investments or invest in federal funds.  It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs.

The financial status at June 30, 2007, reflects a net interest margin of 4.27%, a return on average assets of 1.48%, and a return on equity of 13.59%.  These ratios are consistent with prior periods and represent the continuing effort of management in managing the rates and the funding.  At June 30, 2007, the regulatory liquidity ratio of 18.07% and the volatile dependency ratio of 17.30% are well within the policy requirement of a minimum liquidity ratio of 15% and 20%, respectively.  In addition, the core deposits represent 63.35% of total assets and temporary investments represent 4.59% of total assets and volatile liabilities represent 21.09% of total assets.

At June 30, 2007, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $40.5 million (to borrow federal funds) and the line of credit with the Federal Home Loan Bank that exceeded $136 million.  At June 30, 2007, the Company had available (unused) line of credit of approximately $112.7 million.

CAPITAL RESOURCES

Total consolidated equity capital at June 30, 2007, was $54.9 million or approximately 11.28% of total assets.  The main source of capital for the Corporation has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital.  Currently, the Company and the Bank have adequate capital positions as of June 30, 2007, as reflected below:

	Company	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	14.67%	14.40%	8%
Tier 1 Capital	13.46%	13.17%	4%
Leverage Capital	10.81%	10.66%	3%

RESULTS OF OPERATIONS – QUARTERLY

The consolidated net income for the Company for the three months ended June 30, 2007, was $1.9 million which reflected an increase of $69 thousand or a 3.78% increase from the same period in 2006.

Interest income increased to $8.6 million for the three months ended June 30, 2007 which was a $960 thousand increase from the $7.7 million for the three months ended June 30, 2006.  Other Income for the three months ended June 30, 2007, was $1.8 million reflecting a $207 thousand increase from the three months ended June 30, 2006.

Interest expense reflects an increase of $844 thousand to $3.5 million for the three months ended June 30, 2007, from $2.7 million for the same period in 2006.  The increase in interest expense can be attributed to the competitive pricing of the deposit accounts in a rising rate market.  Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the three months ended June 30, 2007, reveal an increase of $431 thousand from the same period in 2006.

A decrease of $81 thousand in the provision for loan losses was brought about by the Loan Loss Reserve analysis that measures inherent risk in the loan portfolio on a loan by loan basis.  The aforementioned analysis revealed that the Loan Loss Reserve was over funded and an entry was made to reverse the over-funded balance against the provision for loan losses.

RESULTS OF OPERATIONS – YEAR-TO-DATE

The consolidated net income for the Company for the six months ended June 30, 2007, was $3.4 million which reflects a decrease of $197 thousand in consolidated net income for the same period in 2006.  This decrease is chiefly attributable to the loss recognition of $273 thousand in the restated quarter ended March 31, 2007, for the other-than-temporary impairment on available-for-sale securities, net of allocated tax benefit.

Interest income increased to $16.8 million for the six months ended June 30, 2007, indicating an increase of $2.1 million from the $14.7 million for the six months ended June 30, 2006.  The increase in interest income signifies an increase in the pricing of the loan products.

Interest expense reflects an increase of $1.8 million to $6.8 million for the six months ended June 30, 2007, from $5.0 million for the same period in 2006.  The increase in interest expense can be attributed to the continued competitive pricing of the deposit accounts to attract new customers and maintain existing customers.

The decrease in the provision for loan losses of $49 thousand is attributed to the evaluation of the quality of the loan portfolio and the quarterly analysis of the Allowance for Loan Losses which determines the requirements for and the adequacy of the provision.

Non-interest income for the six months ended June 30, 2007, was $3.1 million which is a decrease of $61 thousand from the income for the same period in 2006.  The main component of the decrease in the non-routine income in 2007 is attributable to the recognition of the loss of $448 thousand in the restated quarter ended March 31, 2007, for the other-than-temporary impairment of securities.   The service charges on deposit accounts, for the six months ended June 30, 2007, and June 30, 2006, totaled $2.6 million and $2.2 million, respectively.

Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the six months ended June 30, 2007, reveal an increase of $712 thousand or 10.11% from the same period in 2006.  Salaries and employee benefits of $5.1 million for the six months ended June 30, 2007, represent the largest component of other expenses and steadily increases with the development of the market area and the training of future bank management, in both areas of commercial banking and trust.

Income tax expense of $1.5 million for the six months ended June 30, 2007, reflects a decrease of $193 thousand from the same period in 2006.  The decrease is indicative of the reduced tax provision related to the decrease in the income for 2007, chiefly resulting from the $448 thousand loss in the other-than-temporary impairment of securities, discussed above.

The net interest margin for the six months ended June 30, 2007, is 4.27%.  The return on equity for the six month period ended June 30, 2007 is 13.59%.  For the six months ended June 30, 2007, the return on average assets is reflected at 1.48%.  These ratios, reflecting the financial status of the Company, are consistent with the ratios for prior reporting periods.

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

Of these standards, FASB No. 159, Fair Value Option for Financial Assets and Financial Liabilities, and FASB No. 157, Fair Value Measurements, were adopted but due to the adoption not being substantive with the intent and spirit of FASB No. 159, the identification of selected financial assets and financial liabilities has been reversed.

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

The Corporation held its Annual Meeting of Shareholders on April 19, 2007, at 10:00 a. m. at the Main Office building of the First Security Bank, 295 Highway 6 West, Batesville, Mississippi.  The total shares issued of 2,753,557 were reduced by 8,987 shares held as treasury stock, by 78,625 held by irrevocable trusts in the First Security Bank Trust Department and by 194,762 shares held by the First Security Bank Employee Stock Ownership Plan to determine the shares eligible to vote of 2,471,183.  At this meeting, there were 1,665,244 shares or 67% of the Corporation’s eligible shares of common stock represented either in person or by proxy.

An election was held to elect three Class II directors to a three-year term expiring in 2010.  The votes for each nominee were:

Ken Murphree	1,656,949
Tony Jones	1,665,142
Ben Barrett Smith	1,665,142

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

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

(b)	The Company did not file any reports on Form 8-K during the quarter ended June 30, 2007.

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