Form 10-Q
period 2007-09-30
SECURITY CAPITAL CORP/MS
filed 2007-11-08
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	000-50224

SECURITY CAPITAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0681198
(STATE OF INCORPORATION)	(I. R. S. EMPLOYER IDENTIFICATION NO.)

295 HIGHWAY 6 WEST/ P. O. BOX 690
BATESVILLE, MISSISSIPPI	38606

(ADDRESS OF PRINCIPAL	(ZIP CODE)
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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AS OF SEPTEMBER 30, 2007.

TITLE	OUTSTANDING
COMMON STOCK, $5.00 PAR VALUE	2,745,020

SECURITY CAPITAL CORPORATION
FORM 10-Q

THIRD QUARTER 2007 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets
September 30, 2007 and December 31, 2006

Consolidated Statements of Income
Nine months and three months ended September 30, 2007 and 2006

Consolidated Statements of Comprehensive Income
Nine months and three months ended September 30, 2007 and 2006

Consolidated Statements of Cash Flows
Nine months ended September 30, 2007 and 2006

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
SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)
	(Unaudited)
	Sept. 30	Dec. 31,
	2007	2006
ASSETS
Cash and due from banks	$16,280	$23,073
Interest-bearing deposits with banks	474	374
Total cash and cash equivalents	16,754	23,447
Term deposits with other banks	198	198
Securities available-for-sale	67,667	61,028
Securities held-to-maturity, estimated fair value of	7,235	7,850
$7,393 in 2007 and $8,150 in 2006
Securities, other	1,545	2,250
Total securities	76,447	71,128
Loans, less allowance for loan losses of
$4,579 in 2007 and $4,334 in 2006	342,505	322,324
Interest receivable	6,388	5,091
Premises and equipment	23,174	21,969
Intangible assets	3,874	3,874
Cash surrender value of life insurance	6,023	5,869
Other assets	5,198	4,429
Total Assets	$480,561	$458,329
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$56,122	$59,380
Time deposits of $100,000 or more	82,168	77,169
Other interest-bearing deposits	245,236	230,150
Total deposits	383,526	366,699
Interest payable	1,957	1,591
Federal Funds Purchased	13,500	8,000
Borrowed funds	19,744	27,380
Other liabilities	4,248	2,675
Total Liabilities	422,975	406,345
Shareholders' equity:
Common stock - $5 par value, 5,000,000 shares
authorized, 2,753,557 shares issued in 2007
and 2006	13,768	13,768
Surplus	35,696	35,654
Retained Earnings	8,379	2,651
Accumulated other comprehensive income (loss)	(214)	(41)
Treasury stock, at par, 8,537 shares and 9,487
shares in 2007 and 2006, respectively	(43)	(48)
Total Shareholders' Equity	57,586	51,984
Total Liabilities and Shareholders' Equity	$480,561	$458,329

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)
	(Unaudited)		(Unaudited)
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$7,902	$7,211	$22,786	$20,092
Interest and dividends on securities	873	823	2,569	2,484
Federal funds sold	14	5	111	47
Other	25	42	140	149

Total interest income	8,814	8,081	25,606	22,772

INTEREST EXPENSE
Interest on deposits	3,208	2,744	9,299	7,286
Interest on borrowings	202	382	818	725
Interest on federal funds purchased	49	72	97	175

Total interest expense	3,459	3,198	10,214	8,186

Net Interest Income	5,355	4,883	15,392	14,586

Provision for loan losses	273	241	707	724

Net interest income after provision
for loan losses	5,082	4,642	14,685	13,862

OTHER INCOME
Service charges on deposit accounts	1,456	1,159	4,015	3,396
Trust Department income	235	271	733	772
Impairment loss on securities	0	28	-448	21
Other income	53	275	541	695

Total other income	1,744	1,733	4,841	4,884

OTHER EXPENSES
Salaries and employee benefits	2,470	2,370	7,549	6,942
Occupancy expense	540	429	1,753	1,318
Other operating expense	695	738	2,160	2,315

Total other expenses	3,705	3,537	11,462	10,575

INCOME BEFORE PROVISION
FOR INCOME TAXES	3,121	2,838	8,064	8,171

PROVISION FOR INCOME TAXES	804	926	2,335	2,650

NET INCOME	$2,317.00	$1,912.00	$5,729.00	$5,521.00

BASIC NET INCOME PER SHARE	$0.84	$0.70	$2.09	$2.01

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar amounts presented in thousands)

	Unaudited		Unaudited
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006

Net income	$2,317	$1,912	$5,729	$5,521

Other comprehensive income, net of tax:

Unrealized holding gains/(losses)	385	563	(445)	(68)

Comprehensive income	$2,702	$2,475	$5,284	$5,453

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts presented in thousands)
	(Unaudited)
	Nine months ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$5,729	$5,521
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	707	724
Amortization of premiums and discounts on securities, net	79	223
Depreciation and amortization	796	709
FHLB stock dividend	(62)	(45)
Loss (gain) on sale of securities	0	(22)
Impairment loss on securities	448	0
Loss (gain) on sale/disposal of other assets	1	(58)
Changes in:
Interest receivable	(1,297)	(870)
Other assets	(1,239)	(8,382)
Interest payable	366	605
Other liabilities	1,573	28

Net cash provided by operating activities	7,101	(1,567)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans	(20,426)	(26,276)
Purchase of securities available for sale	(33,194)	(1,574)
Purchase of securities held to maturity	0	(5,804)
Proceeds of maturities and calls of securities available for sale	26,231	12,572
Proceeds of maturities and calls of securities held to maturity	210
Additions to premises and equipment	(1,618)	3,789
Proceeds of sale of other assets	421	577
Increase in life insurance	(155)	(157)
Changes in:
Federal funds sold	0	(8,000)

Net cash used in investing activities	(28,531)	(24,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
Deposits	16,827	17,858
Federal Funds purchased	5,500	(15,000)
Reissuance of treasury stock	46	59
Repayment of debt	(42,174)	(13,538)
Proceeds from issuance of debt	34,538	33,952

Net cash provided by financing activities	14,737	23,331

Net increase (decrease) in cash and cash equivalents	(6,693)	(3,109)

Cash and cash equivalents at beginning of year	23,447	19,677

Cash and cash equivalents at end of period	$16,754	$16,568

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, please refer to the Company’s Form 10-K filed March 16, 2007, which includes the consolidated financial statements and footnotes for the year ended December 31, 2006.

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

First Security Bank (the “Bank” or the “subsidiary Bank”) and Batesville Security Building Corporation are wholly owned subsidiaries of the Company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951, and engages in a wide range of commercial banking activities and emphasizes its local management, decision-making and ownership.  The Bank offers a full range of banking services designed to meet the basic financial needs of its customers.  These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts.  The Bank also offers a wide range of personal and corporate trust services and commercial, agricultural, mortgage and personal loans. Its full-service banking locations expanded to eleven with the October 31, 2001, opening in Olive Branch, Mississippi, the July 1, 2002, opening in Hernando, Mississippi and the August 2003 opening in Pope, Mississippi.  In April of 2005, a twelfth full service branch opened in Southaven, Mississippi.  Construction was completed in July of 2006 on a new facility for the Robinsonville banking location.  The facility for a new full-service branch on the corner of Goodman Road and Pleasant Hill Road in Desoto County was ready for occupancy at the end of September of 2006. Each of the newly constructed buildings represents state of the art facilities and will meet the needs of the staff and the level of customer activity.  To better serve the customers in the northern Panola County, an additional location in Sardis   opened in October of 2006. In August of 2007, land was purchased for a future banking facility on the corner of Goodman Road and Highway 309 in Marshall County, Mississippi.

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

	For the Three Months Ended
	September 30, 2007
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$2,316,972	2,745,020	$0.84

	For the Nine Months Ended
	September 30, 2007
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$5,728,579	2,744,680	$2.09

	For the Three Months Ended
	September 30, 2006
	(as restated for stock dividend)
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$1,912,766	2,743,357	$0.70

	For the Nine Months Ended
	September 30, 2006
	(as restated for stock dividend)
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$5,521,639	2,742,986	$2.01

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

The subsidiary Bank represents the primary assets of the Company.   On September 30, 2007, First Security Bank had approximately $478.7 million in assets compared to $463.3 million at September 30, 2006.  Loans increased to $348.8 million at September 30, 2007, from $329.4 million at September 30, 2006.  Deposits increased by $11.1 million from September 30, 2006 to September 30, 2007, for a total of $383.7 million.  For the nine months ended September 30, 2007, and September 30, 2006, the Bank reported income of approximately $5,844,631 and $5,687,000, respectively.

CHANGES IN FINANCIAL CONDITION

The cash and cash equivalents of $16.8 million at September 30, 2007, reflected a decrease of $6.6 million from the cash position of $23.4 million at December 31, 2006.  This decrease is attributed to a daily fluctuation due to normal bank transactions.  The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the bank.

The earning assets at December 31, 2006, were $404.6 million and at September 30, 2007, were $430.7 million.  The   increase is attributable mainly to the growth in the loan portfolio.  The premises and equipment, net of  accumulated depreciation, at September 30, 2007, totaled approximately $23.2 million – reflecting an increase of $1.2 million for the first nine months in 2007.  The increase results chiefly from the purchase of the land for expansion into a new market area and the required upgrade in equipment, offset by disposals and depreciation.  Investment securities increased from $71.1 million at December 31, 2006, to $76.4 million at September 30, 2007.  Other assets increased to $5.2 million at September 30, 2007, from $4.4 million at December 31, 2006.

Deposit liabilities at September 30, 2007, reflected a 4.59% growth or a $16.8 million increase for the first nine months in 2007.  The fluctuation in deposits during the first nine months is attributable to a normal seasonal increase and decrease in public funds.  An increase in deposits decreases the amount of long-term borrowings and short-term borrowings needed for funding investments in loans and facilities.  Short-term borrowings provide a tool in providing the funding for unforeseen deposit withdrawals and seasonal loan demands.  The short-term funding of $13.5 million was required at September 30, 2007, reflecting an increase from the borrowings position at December 31, 2006, of $8 million.

The net unrealized loss on available-for-sale securities reflected in accumulated other comprehensive income (loss) in shareholders’ equity at December 31, 2006, was $41 thousand.  At September 30, 2007, accumulated other comprehensive income (loss) reflected a net unrealized loss on available-for-sale securities of $214 thousand.   The change over these reporting periods reflects the volatile nature of the market.  The changes in the market affected  accumulated other comprehensive income (loss) with a net decrease of $173 thousand for the nine months ended September 30, 2007 and a decrease of $68 thousand for the nine months ended September 30, 2006.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company.  The most prevalent of the changes for the nine months ended September 30, 2007, are:  an increase of $20.4 million in loans; purchases of securities of $33.2 million offset by an approximate $26.6 million in maturities and sales; an increase of $16.8 million in deposits; a net decrease of $7.7 million in Federal Home Loan Bank advances attributable to repayments of  $40.7 million offset by advances of $33.0 million; and an increase of $5.5 million in federal funds purchased.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks.  The loan portfolio is represented by the following mix:  Commercial 5.68%; Agricultural 2.38%; Real Estate 83.96%; Consumer 7.57% and Other .41%.  The major components of the real estate loans are 44.28% for construction and land development property, 21.88% for first liens on 1-4 family residential property and 28.99% for nonfarm and nonresidential property.

At September 30, 2007, the subsidiary Bank had loans past due as follows:
(in thousands)
Past due 30 days through 89 days	$9,249
Past due 90 days or more and still accruing	$ 808

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection.  The non-accrual loans at September 30, 2007, totaled $961 thousand.  Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose.  Other real estate at September 30, 2007, totaled $659 thousand.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms.  The subsidiary Bank had no restructured loans at September 30, 2007.

For the nine months ended September 30, 2007, the Company experienced $1,525 thousand in charge-offs of loans and $1,063 thousand in recoveries of loans for a net decrease effect to the Allowance for Loan Losses of $462 thousand.  The net charge-offs represent .18% of average loans.  Of the $1,525 thousand charge to the Allowance for Loan Losses, the breakdown, per loan category, is:  6.30% for construction and land development; 4.0% for 1-4 family residential loans; 5.1% for commercial and industrial and 84.6% for consumer loans.  Consumer loan collections of $1,008 thousand represent the major component of the $1,063 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity.    The asset and liability reports for September 30, 2007, substantiate that the Company remains in a neutral position to changes in rates. A 1% increase or decrease in market rates will basically not affect net interest income.  The Company’s policy allows for no more than a 10% movement in NII (net interest income) in a 200 basis point ramp of market rates over a one-year period.  When funds exceed the needs for reserve requirements or short-term liquidity needs, the Company will increase its security investments or invest in federal funds.  It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs.

The financial status at September 30, 2007, reflects a net interest margin of 4.36%, a return on average assets of 1.65%, and a return on equity of 14.82%.  These ratios are consistent with prior periods and represent the continuing effort of management in managing the rates and the funding.  At September 30, 2007, the regulatory liquidity ratio of 16.89 and the volatile dependency ratio of 15.68% are well within the bank’s policy requirement of a minimum liquidity ratio of 15% and 20%, respectively.  In addition, the core deposits represent 62.37% of total assets and temporary investments represent 2.05% of total assets and volatile liabilities represent 16.73% of total assets.

At September 30, 2007, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $43.5 million (to borrow federal funds) and the line of credit with the Federal Home Loan Bank that exceeded $140 million.  At September 30, 2007, the Company had available (unused) lines of credit of approximately $112.3 million.

CAPITAL RESOURCES

Total consolidated equity capital at September 30, 2007, was $57.6 million or approximately 11.98% of total assets.  The main source of capital for the Corporation has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital.  The Company and the Bank have adequate capital positions as of September 30, 2007, as reflected below:

	Company	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	15.33%	14.97%	8%
Tier 1 Capital	14.12%	13.76%	4%
Leverage Capital	11.25%	11.04%	3%

RESULTS OF OPERATIONS – QUARTERLY

The consolidated net income of the Company for the three months ended September 30, 2007, was $2.3 million, which reflected an increase of $405 thousand or a 21.2% increase from the same period in 2006.

Interest income increased to $8.8 million for the three months ended September 30, 2007, which was a $733 thousand increase from the $8.1 million for the three months ended September 30, 2006.  Other Income for the three months ended September 30, 2007, was $1.7 million reflecting an $11 thousand increase from the three months ended September 30, 2006.

Interest expense reflects an increase of $261 thousand to $3.5 million for the three months ended September 30, 2007, from $3.2 million for the same period in 2006.  The increase in interest expense can be attributed to the competitive pricing of the deposit accounts in a rising rate market.  Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the three months ended September 30, 2007, reveal an increase of $100 thousand from the same period in 2006.

An increase of $32 thousand in the provision for loan losses was warranted as revealed by the quarterly Loan Loss Reserve analysis that measures inherent risk in the loan portfolio on a loan by loan basis.

RESULTS OF OPERATIONS – YEAR-TO-DATE

The consolidated net income for the Company for the nine months ended September 30, 2007, was $5.7 million which reflects an increase of $208 thousand in consolidated net income for the same period in 2006.  The net increase in the consolidated net income can be attributed to a combination of factors, which include the growth of the entity and the loss recognition of $273 thousand in the restated quarter ended March 31, 2007, for the other-than-temporary impairment on available-for-sale securities, net of allocated tax benefit.

Interest income increased to $25.6 million for the nine months ended September 30, 2007, indicating an increase of $2.8 million from the $22.8 million for the nine months ended September 30, 2006.  The increase in interest income signifies an increase in the pricing of the loan products as well as the growth in the loan portfolio.

Interest expense reflects an increase of $2.0 million to $10.2 million for the nine months ended September 30, 2007, from $8.2 million for the same period in 2006.  The increase in interest expense can be attributed to the continued competitive pricing of the deposit accounts to attract new customers and maintain existing customers.

The decrease in the provision for loan losses of $17 thousand is attributed to the evaluation of the quality of the loan portfolio and the quarterly analysis of the Allowance for Loan Losses, which determine the requirements for and the adequacy of the provision.

Non-interest income for the nine months ended September 30, 2007, was $4.8 million, which is a decrease of $43 thousand from the income for the same period in 2006.  The main component of the decrease in the non-routine income in 2007 is attributable to the recognition of the loss of $448 thousand in the restated quarter ended March 31, 2007, for the other-than-temporary impairment of securities.   The service charges on deposit accounts, for the nine months ended September 30, 2007, and September 30, 2006, totaled $4.0 million and $3.4 million, respectively.

Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the nine months ended September 30, 2007, reveal an increase of $887 thousand or 8.39% from the same period in 2006.  Salaries and employee benefits of $7.6 million for the nine months ended September 30, 2007, represent the largest component of other expenses and steadily increase with the development of the market area and the training of future bank management, in both areas of commercial banking and trust.

Income tax expense of $2.3 million for the nine months ended September 30, 2007, reflects a decrease of $315 thousand from the same period in 2006.

The net interest margin for the nine months ended September 30, 2007, is 4.36%.  The return on equity for the six month period ended September 30, 2007 is 14.82%.  For the nine months ended September 30, 2007, the return on average assets is 1.65%.  These ratios, reflecting the financial status of the Company, are consistent with the ratios for prior reporting periods.

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

Of these standards, FASB No. 159, Fair Value Option for Financial Assets and Financial Liabilities, and FASB No. 157, Fair Value Measurements, were adopted but due to the adoption not being in substantive compliance with the intent and spirit of FASB No. 159, the identification of selected financial assets and financial liabilities has been reversed.

In September 2006, the consensus reached in EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4) was ratified by the FASB.  EITF 06-4 requires that a liability be recognized for contracts written to employees which provide future postretirement benefits that are covered by endorsement split-dollar life insurance arrangements because such obligations are not considered to be effectively settled upon entering into the related insurance arrangements.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with the guidance applied using either a retrospective approach or through a cumulative-effect adjustment to beginning undivided profits.  The Company is currently assessing the financial impact of adopting EITF 06-4.

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

ITEM NO. 1A RISK FACTORS

There are no material changes to the Company’s risk factors from what was previously disclosedin the Annual Report on Form 10-K for the year ended December 31, 2006.

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

(b)	The Company did not file any reports on Form 8-K during the quarter ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL CORPORATION

BY /s/ Frank West	BY /s/ Connie Woods Hawkins
Frank West	Connie Woods Hawkins
President and Chief Executive Officer	Executive Vice-President, Cashier
and Chief Financial Officer

DATE: November 8, 2007	DATE: November 8, 2007