Form 10-K
period 2007-12-31
SECURITY CAPITAL CORP/MS
filed 2008-03-14
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 000-50224

SECURITY CAPITAL CORPORATION
----------------------------------------------------------------------------
(Exact Name of Registrant as specified in its Charter)

MISSISSIPPI                                                                          64-0681198
--------------------------------------------------------------          ----------------------------------------------------------------
             (State or Other Jurisdiction of                                            (I.R.S. Employer Identification Number)
Incorporation or Organization)

295 Highway 6 West/P. O. Box 690, Batesville, Mississippi                                                    38606
 ----------------------------------------------------------------------------                  ---------------------------------------------
(Address of principal executive offices)                                                                              (Zip Code)

Registrant's Telephone Number: (662) 563-9311
------------------------------------------

Securities registered under Section 12(b) of the Act:

Name of Each Exchange on
                  Title of Each Class                                                                           Which Registered

None None
-----------------------------------------------------------------               ---------------------------------------------------------------

Securities registered pursuant to section 12(g) of the Act:

         Name of Each Exchange on
 Title of Each Class                                                                                                                                                           Which Registered

Common Stock, $5 par value                                                                                                                                                           None
----------------------------------------------------------------------------------------------------------------------- ---

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [ ]   NO [X ]

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

Large accelerated filer [ ]	Accelerated filer [X ]	Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [ X ]

Based on the stockholders of record on December 31, 2007, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $110.5 million.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2007

Common stock ($5.00 par value)	2,881,959 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into Parts III of the Form 10-K report: Proxy Statement dated April 4, 2008.

952131.1/13193.16317

CROSS REFERENCE INDEX

		Page
PART I
Item 1	Business	2
Item 1A	Risk Factors	10
Item 1B	Unresolved Staff Comments	15
Item 2	Properties	15
Item 3	Legal Proceedings	16
Item 4	Submission of Matters to a Vote of Security Holders	16

PART II

Item 5	Market for the Registrant's Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	16
Item 6	Selected Financial Data	17
Item 7	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	18
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	40
Item 8	Financial Statements and Supplementary Data	40
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71
Item 9A	Controls and Procedures	71
Item 9B	Other Information	72

PART III

Item 10	Directors, Executive Officers, and Corporate Governance	72
Item 11	Executive Compensation	72
Item 12	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters	72
Item 13	Certain Relationships, Related Transactions, and Director Independence	73
Item 14	Principal Accounting Fees and Services	73

Part IV

Item 15	Exhibits and Financial Statement Schedules	73
Signatures		74
Index to Exhibits		75
EX-3.(B) (EX-3.(B))
EX-21 (EX-21)
EX-31.1 (EX-31.1)
EX-31.2 (EX-31.2)
EX-32.1 (EX-32.1)
 ____________
* Information called for by Part III (Items 10 through 14) is incorporated by reference to the Registrant's Proxy Statement dated April 4, 2008.

952131.1/13193.16317

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

First Security Insurance, Inc., the subsidiary of First Security Bank, was chartered for the purpose of sale of annuities and insurance.  The activities of this entity are not material and have little effect on the financial statements of Security Capital Corporation.

Security Capital Corporation’s home or principal office is located at 295 Highway 6 West, Batesville, Mississippi, 38606.  The telephone number of the home or principal office is (662) 563-9311.   First Security Bank's website is www.firstsecuritybk.com

Operations

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

At December 31, 2007, the loan portfolio totaled $343.2 million constituting 80.58% of the earning assets of   $425.9 million.  Security Capital Corporation’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors.  Any aggregate credit which exceeds the authority of the loan officer or a combination of several authority limits is forwarded to the Loan Committee for approval.  The Loan Committee is comprised of various Bank Directors, including the Chairman.

Security Capital Corporation’s primary lending areas are the counties of Desoto, Panola, Quitman and Tunica in the State of Mississippi.  Security Capital Corporation may extend credit to borrowers out of the primary lending area but on a limited basis in which the risk is low and/or a relationship may exist with the borrower and an industry or a development in the primary lending area.

The following tables provide demographic information for Desoto, Panola, Quitman and Tunica counties, and for the State of Mississippi:

	POPULATION
	2000	1990	1980	1970
DeSoto	107,199	67,910	53,930	35,885
Panola	34,274	29,996	28,164	26,829
Quitman	10,117	10,490	12,636	15,888
Tunica	9,277	8,164	9,652	11,854
Mississippi	2,844,658	2,573,216	2,520,698	2,216,994

SOURCE: Center for Population Studies, University of Mississippi

	PER CAPITA INCOME
	2005	2004	2003	2002	2001
DeSoto	$29,623	$29,318	$28,713	$28,251	$27,679
Panola	20,908	20,017	19,173	18,331	18,238
Quitman	20,058	19,482	17,933	15,256	16,820
Tunica	19,656	19,567	19,325	16,823	18,444
Mississippi	25,051	24,518	23,466	22,511	21,950
SOURCE: United States Department of Commerce, Bureau of Economic Analysis

	MEDIAN AGE
	2000	1990
DeSoto	33.7	31.5
Panola	33.0	30.1
Quitman	31.8	30.1
Tunica	30.6	25.3
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

Security Capital Corporation has made in the past and intends to continue to make most types of real estate loans including but not limited to single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate.

Major classifications of loans were as follows:

Loans
Major Classifications

	December 31,
	2007	2006
	(In thousands)

Commercial, financial and agricultural	$39,135	$38,349
Real estate - construction and development	124,714	105,545
Real estate - mortgage	151,998	153,525
Installment loans to individuals	24,624	26,858
Other	2,718	2,381
	343,189	326,658
Less allowance for loan losses	(4,729)	(4,334)
	$338,460	$322,324

The success of the loan portfolio is not dependent on a single borrower or group of borrowers. The large loans of the loan portfolio are defined as those loans with a balance of $397,000 and over.  As of December 31, 2007, the loan portfolio totaled $343.2 million of which the large lines total $149 million representing 132 borrowers.

Security Capital Corporation provides a wide range of personal and corporate trust and trust-related services which include serving as executor of estates, as trustee under testamentary and inter vivos trusts and various pension and other employee benefit plans, as guardian of the estates of minors and incompetents, as escrow agent under various agreements, as transfer agent and paying agent of registered bond issues, and as custodian for assets invested.  In addition, the Trust Department of First Security Bank offers a variety of investment tools which include a money management and financial planning program that uses the skills and abilities of a Certified Financial Planner and a Certified Retirement Services Professional among other specialists who are within the employment of First Security Bank and the Trust Department.

In 1998, Security Capital Corporation began an expansion to new market areas for the banking operation of  First Security Bank.  In October of 1998, First Security banking locations at Como, Mississippi, and Crenshaw, Mississippi, were purchased from First Tennessee Bank.  In July of 1999, Planters Bank in Tunica was purchased from First Tennessee Bank.  In December of 1995, a loan production office opened in Desoto County in the city of Olive Branch.  In June of 1997, the loan production office extended to a full service bank branch but with a small facility and  a small staff.  In October of 2001, First Security Bank’s operation in Olive Branch  moved to a newly constructed building with features of four drive-thru lanes and a total square footage of 7,000 to accommodate the projected growth in that area.  In January 2001, a loan production office officially opened in Desoto County in the city of Hernando.  On July 1, 2002, the operation in Hernando moved from a loan production facility to a newly constructed building, a sister to the Olive Branch building, providing full banking services.  In August of 2003, a branch was opened in the town of Pope.  In 2005, First Security Bank continued its expansion in the Desoto County area with the opening of a new branch in Southaven.   Construction was completed in July of 2006 on a new facility for the Robinsonville banking location.  The facility for a new full-service branch on the corner of Goodman Road and Pleasant Hill Road in Desoto County was occupied in September of 2006. Each of the newly constructed buildings represents state of the art facilities and will meet the needs of the staff and the level of customer activity.  To better serve the customers in the northern Panola County, an additional location in Sardis was opened in October of 2006.  In August of 2007, land was purchased for a future banking facility on the corner of Goodman Road and Highway 309 in Marshall County, Mississippi.    Security Capital Corporation has offered ATM services for numerous years and began in 1995 “running” its own ATMs.  Today, First Security Bank provides ATM services at twenty-seven locations, sixteen of which are not located on bank property. First Security Bank, also, provides the customer with 24 hours a day, 7 days a week, access to their account balances and activity through a telephone banking product called First Line.  Initiated in October of 2002, First Security Bank offers internet banking, called First Net, to accommodate those customers desiring through technology to review their account’s activity and images of the activity, if applicable, and pay their bills from anywhere in the world.

Employees

On December 31, 2007, First Security Bank had 190 full-time equivalent employees.

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

State and FDIC Regulation:   First Security Bank is subject to regulation and periodic examinations by the FDIC and the State of Mississippi Department of Banking and Consumer Finance.  These regulatory authorities examine such areas as reserves, loan and investment quality, management policies, procedures and practices and other aspects of operations.  These examinations are designed for the protection of the Bank’s depositors, rather than its stockholders.  In addition to these regular examinations, the Company and the Bank must furnish periodic reports to their respective regulatory authorities containing a full and accurate statement of their affairs.

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

Sarbanes-Oxley Act of 2002:     The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which became law on July 30, 2002, added new legal requirements for all publicly-held companies affecting corporate governance, accounting and corporate reporting.  The Securities and Exchange Commission has been delegated the task of enacting rules to implement various provisions, and the Company is required to comply with such rules to the extent they are applicable to the Company.  In addition, each of the national stock exchanges has developed new corporate governance rules, including rules strengthening director independence requirements for boards, the adoption of corporate governance codes, and charters for the nominating and audit committees.

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

The following table represents the capital ratios for Security Capital Corporation and First Security Bank as of December 31, 2007:

	Corporation	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	15.30%	14.67%	8.00%
Tier 1 Capital	14.05%	13.42%	4.00%
Leverage Capital	11.06%	10.55%	3.00%

Deposit Insurance Assessments:  The deposits of First Security Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of First Security Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC.  However, a portion of First Security Bank's deposits, relating to a savings association acquisition, are subject to assessments imposed by the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors.  Effective March 31, 2006, the BIF and SAIF funds were merged into the newly created Deposit Insurance Fund (“DIF”).  The DIF is maintained by assessing depository institutions an insurance premium effective 2007.  The premium is based upon statutory factors that include the balance of the insured deposits as well as the degree of risk the institution poses to the fund.  The Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) provides for a One-time Assessment Credit (“OTAC”) for eligible institutions.  First Security Bank was provided an OTAC of  $194,604 which eliminated the need for payment of the assessed insurance premiums.  The DIF premium paid by the Bank  from the OTAC during 2007 totaled $150,201 leaving a credit of $44,403 for use in 2008.  The Bank during 2007 was assessed a DIF premium at an approximate 5 basis points.  Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO").  Based on the assigned FICO debt service rates, the assessments paid by the Bank during 2007 ranged from 1.14 basis points to 1.22 basis points, per $100 of deposits.  The assessments for the first quarter of 2008 will be paid based on an assigned FICO debt service rate of 1.14 basis points.

Competition

The banking business is a highly competitive business.  Security Capital Corporation’s market area consists principally of Panola, Quitman, Desoto and Tunica Counties in Mississippi.  Security Capital Corporation competes with other financial institutions, as well as insurance companies and various other entities, for deposits and in providing financial services in these counties and the surrounding counties.  Security Capital Corporation, as provided by the FDIC Market Share Report of June 30, 2007 (the latest Market Share Report), held 54.74% of the deposit market in Panola County.  In Quitman County, this same report reflects Security Capital Corporation holding 18.53% of the deposit market.  In Desoto County, an area filled with large regional banks and national banks, Security Capital Corporation held a 5.66% share of the deposit market as of June 30, 2007.  Management measures the success of the locations in this area, not only by the growth of the deposits, but by its ability to continue to be competitive and to grow in the loan production area.  In Tunica County, Security Capital Corporation held a 49.04% share of the deposit base as of June 30, 2007.

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

The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for estimated loan losses based on a number of factors. The Company believes that its current allowance for loan losses is adequate. However, if the Company’s assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. The Company may have to increase its allowance in the future in response to the request of one of its primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of the Company’s loan portfolio. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

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

The profitability of the Company depends on its ability to compete successfully. The Company operates in a highly competitive financial services environment. Certain competitors are larger and may have more resources than the Company.  The Company faces competition in its regional market areas from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of the Company’s nonbank competitors are not subject to the same extensive regulations that govern the Company or the Bank and may have greater flexibility in competing for business.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.  PROPERTIES

Security Capital Corporation, through First Security Bank, currently operates from its main office in central Batesville and from 15 additional branches in Panola, Quitman, Desoto, and Tunica Counties - all located in Mississippi.  Information about these branches is set forth in the table below:

Name of Office	Location/Telephone Number	Banking Services Offered

Main Office	295 Highway 6 West	Loans, Deposits, Cash,
	Batesville, Mississippi 38606;	Safe Deposit Boxes, ATM,
	662-563-9311	Drive-thru

Express Branch	130 Highway 51 North	Drive-thru, Cash
Batesville, Mississippi 38606;
662-563-9311

Marks Branch	1651 Charlie Pride Highway South	Loans, Deposits, Cash,
	Marks, Mississippi 38646;	Safe Deposit Boxes,
	662-326-8053	Drive-thru

Power Drive Branch	230 Power Drive	Loans, Deposits, ATM
	Batesville, Mississippi 38606;	Safe Deposit Boxes,
	662-563-9311	Cash, Drive-thru

Sardis Branch	201 South Main	Loans, Deposits, Cash
	Sardis, Mississippi 38666;	Safe Deposit Boxes,
	662-487-1661	Drive-thru

Olive Branch Branch	6659 Highway 305	Loans, Deposits, Cash,
	Olive Branch, Mississippi 38654;	Safe Deposit Boxes, ATM,
	662-895-1994	Drive-thru

Como Branch	227 Main Street	Loans, Deposits, Cash,
	Como, Mississippi 38619;	Safe Deposit Boxes,
	662-526-5191	Drive-thru, ATM

Crenshaw Branch	729 Broad Street	Loans, Deposits, Cash,
	Crenshaw, Mississippi 38621;	Safe Deposit Boxes,
	662-382-5215	Drive-thru

Tunica Branch	1262 East Edwards Street	Loans, Deposits, Drive-
	Tunica, Mississippi 38676;	thru, Safe Deposit Boxes,
	662-363-2311	ATM, Cash

Robinsonville Branch	11490 Old Highway 61 North	Loans, Deposits, Cash,
	Robinsonville, Mississippi 38664;	Safe Deposit Boxes,
	662-363-5015	ATM, Drive-thru

Hernando Branch	985 East Commerce Street	Loans, Deposits, Cash,
	Hernando, Mississippi 38632;	Safe Deposit Boxes,
	662-449-4115	ATM, Drive-thru

Pope Branch	7024 Highway 51 North	Deposits, Cash, ATM,
	Pope, Mississippi 38658;	Drive-thru
662-578-5650

Southaven Branch	3035 Church Road East	Loans, Deposits, Cash,
	Southaven, MS 38672;	Safe Deposit Boxes,
	662-893-3243	ATM, Drive-thru

Sardis Express Branch	610 East Lee Street	Deposits, Cash, ATM
	Sardis, Mississippi 38666;	Drive-thru
662-487-1895

Goodman Road Branch	5028 Goodman Road	Loans, Deposits, Cash,
	Olive Branch, Mississippi 38654;	Safe Deposit Boxes,
	662-890-1043	ATM, Drive-thru

Trust and Financial Services	275 Highway 6 West	Investment Planning &
Branch	Batesville, Mississippi 38606;	Management, Personal Trusts,
	662-563-9311	Corporate Trusts, Pension &
Profit-Sharing Plans, IRAs,
Paying Agent Accounts

First Security Bank owns its main office and all of its branch offices, except the Express Branch.  The Express Branch was leased for an annual rent of $9,600 in 2007.  This ground lease agreement had an option to renew which was exercised in 2007.  Under the renewal, the Bank is committed to an annual rent of $10,200 for 2008 through 2012.  The main office facility, originally occupied in 1973, is used solely by Security Capital Corporation and First Security Bank.  This facility contains approximately 21,300 square feet and houses the executive offices and the operations department as well as providing the customer area for cash, deposit, safe deposit and loan transactions.  The other branch buildings range in size from approximately 600 square feet for the Express Branch to 7,000 square feet for the Hernando, Olive Branch, and Southaven locations.

ITEM 3.  LEGAL PROCEEDINGS

First Security Bank is the defendant in a case styled Amy French, individually, and Austin Lenard, a minor, by and through His Next Friend and Mother, Amy French vs. First Security Bank and Joshua Hawkins, Cause No. 2002-327-BB, filed on December 17, 2002, in the Circuit Court of the Second Judicial District of Panola County, Mississippi. The case involves an accident that occurred when a First Security Bank employee traveling in his personal vehicle to service an ATM was involved in an automobile accident.  The pregnant occupant of the other vehicle gave birth later that day.  The claims in the lawsuit are that the mother and child are experiencing permanent and continuing injuries, and the plaintiffs ask for compensatory damages in the amount determined to be fair by the jury.  At December 31, 2007, the legal proceedings had not been resolved.  However, an analysis by legal counsel anticipates possible awards to the claimants to be within the insurance coverage with no potential loss to the Bank and closure of the case is dependent on forthcoming medical documentation on status of claimants.

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

No matters were submitted to a shareholder vote during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Value

There is no public trading market for the Common Stock of Security Capital Corporation.  The articles and bylaws of Security Capital Corporation give Security Capital Corporation a right of first refusal to acquire shares when a shareholder wishes to sell stock.

Dividends

Security Capital Corporation paid an annual cash dividend of $1.00 per share in 2007 and $.95 per share (split adjusted) in 2006.  The primary source of funds for dividends paid by Security Capital Corporation to its shareholders is the dividend income received from First Security Bank. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. Under Mississippi law, the payment of dividends by First Security Bank must be approved by the Mississippi Department of Banking and Consumer Finance. The FDIC also has the authority to regulate the payment of dividends and to prohibit a regulated depository institution from engaging in what, in such agency’s opinion, constitutes an unsafe or unsound practice for conducting business. Depending upon the financial condition of the depository institution, payment of dividends could be deemed to constitute such an unsafe or unsound practice. In addition, a depository institution may not pay a dividend or otherwise make a capital distribution if the payment thereof would cause such institution to fail to satisfy its capital requirements.

At December 31, 2007, there were 816 stockholders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Five Year Financial Summary

The following table sets forth certain financial information for Security Capital Corporation on a consolidated historical basis. Such information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes appearing elsewhere in this report.

Security Capital Corporation
Table 1 - Five Year Financial Summary

	12/31/2007	12/31/2006	12/31/2005	12/31/2004	12/31/2003
	(in thousands except per share data and Other Financial Data)
Income Statement Data:
Interest Income	34,133	30,586	24,458	19,092	17,009
Interest Expense	13,699	11,523	6,907	4,139	3,955
Net Interest Income	20,434	19,063	17,551	14,953	13,054
Provision for Loan Losses	1,155	965	1,440	637	546
Net Interest Income After Provision	19,279	18,098	16,111	14,316	12,508
Noninterest Income	6,849	6,926	6,151	5,657	5,666
Noninterest Expenses	15,538	14,435	12,948	11,410	10,618
Income Before Income Taxes	10,590	10,589	9,314	8,563	7,556
Income Tax Expense	3,155	3,349	2,707	2,431	2,039
NET INCOME	7,435	7,240	6,607	6,132	5,517

Per Share Data:
Net Income*	2.58	2.51	2.29	2.13	1.92
Cash Dividends*	1.00	0.95	0.91	0.86	0.78
Book Value*	19.76	18.05	16.39	15.25	14.22

Other Ratios:
Return on Average Assets	1.54	1.58	1.57	1.65	1.66
Return on Equity	13.44	14.36	14.16	14.22	13.73
Loans to Deposits	88.28	89.08	83.98	70.29	70.87
Loans to Total Assets	72.02	71.27	68.36	60.06	60.08
Equity Capital to Total Assets	11.95	11.34	10.83	11.24	12.01
Average Equity to Average Assets	11.43	10.99	11.12	11.61	12.12
Dividend Payout Ratio	38.76	37.90	39.52	40.52	40.66

Other Financial Data:
Cash Dividends Declared	2,811,809	2,743,770	2,611,400	2,484,937	2,243,187
Weighted Average
Outstanding Common Shares	2,881,934	2,880,487	2,879,059	2,876,613	2,871,747

* The per share information is based upon the retroactive effect of the stock dividends for the period.

The per share data being reflected was derived using the weighted average number of outstanding shares at
December 31, 2007 as the denominator. (The weighted average number of outstanding shares at December
31, 2007 was 2,881,934.) For example, the cash dividends per share was determined by dividing the amount of dividends by 2,881,934.

Balance Sheet Data:
Total Assets	476,530	458,329	435,876	390,274	340,253
Earning Assets	425,879	398,824	381,794	349,276	304,056
Investment Securities AFS	66,156	61,028	78,949	96,669	76,320
Investment Securities HTM	7,235	7,850	2,047	2,050	2,053
Other Securities	2,028	2,250	1,456	1,259	991
Loans - Net	338,460	322,324	294,046	230,805	200,759
Allowance for Loan Losses	4,729	4,334	3,899	3,598	3,665
Total Deposits	388,733	366,699	354,766	333,458	288,442
Savings Deposits	26,897	30,553	30,349	28,416	25,869
Time Deposits	175,805	156,692	129,057	116,064	110,914
Long Term Borrowings	22,082	11,937	12,991	8,634	4,738
Shareholders' Equity	56,939	51,984	47,187	43,870	40,848

Average Balances:
Total Assets	472,756	450,822	419,569	371,424	331,612
Earning Assets	420,609	397,929	371,856	333,561	296,651
Securities	72,399	78,309	93,077	97,514	87,954
Total Loans	340,689	315,468	271,323	221,309	197,814
Allowance for Loan Losses	4,612	4,281	3,727	3,850	3,667
Savings Deposits	29,932	31,363	29,420	26,663	23,006
Time Deposits	168,032	144,549	117,127	114,125	114,998
Long-Term Borrowings	16,291	12,450	11,766	7,695	3,197
Shareholder's Equity	52,990	50,414	46,665	43,110	40,183

Other Data:
Number of Employees	190	190	182	162	157

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Application of Critical Accounting Policies

Release 33-8098 requires the Company to disclose any accounting estimates based on highly uncertain data and any material impact from adopting an accounting statement or policy.

The primary area in which there is uncertainty is the potential losses in the loan portfolio.  In this area, an estimate is derived from an analysis of the loan portfolio and the Allowance for Loan Losses of the loans and the loan types that pose a risk of being a future loss.  To prepare for the potential loss, an increase will be made to the loan loss reserve, if needed, for the inclusion of the balances or a percentage of the balances of the identified risks in the loan portfolio. With the need to increase the Allowance for Loan Losses, an increase will occur in bad debt expense or the Provision for Loan Losses expense which ultimately lowers the net income which is reflected on the Income Statement.  In addition, the building up of the Allowance for Loan Losses results in a decrease in the total assets reflected on the balance sheet by the decrease in the net loan portfolio.  The amount expensed - which is a non-cash transaction - for the accounting period will be an adjustment on the Statement of Cash Flows.  In 2007, the allocation to Allowance for Loan Losses increased expenses and lowered net income and net assets by $1,155 thousand.  For future periods, the affect on  the income statement and the balance sheet will be dependent on the amount of loan charge offs and the strength of the loan portfolio for the accounting period.  If the charge offs decrease and the analysis of the loan portfolio and the Allowance for Loan Losses determines no additional provisions are required, the decrease of the accrual estimate will boost income and net assets.   See “Allowance and Provision for Loan Losses” for more details.

Management's Discussion and Analysis of Financial Condition and Results of Operations
For the Years Ended December 31, 2007, 2006, and 2005

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

Results of Operations

Overview

Security Capital Corporation earned $7,435,372 or $2.58 per share for 2007, $7,239,882 or $2.51 per share for 2006, and $6,606,141 or $2.29 per share for 2005 representing an increase of $829,231 or $.29 per share for the period from year 2005 through year 2007.  These changes are due to the general growth of the banking operation and the effective management of the assets and liabilities.

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

The increase in net interest income in 2007 as compared to 2006 is due to the increase in loans and loan interest rates.

The following table sets forth the major components of interest earning assets and interest-bearing liabilities for three consecutive years ending December 31, 2007.  In the table below, the loan interest includes loan fees and the interest on securities considers discount accretion and premium amortization.

Security Capital Corporation
Table 2 - Average Balances; Interest Earned and Interest Yields
(in thousands)
	Years ended December 31,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yields	Balance	Interest	Yields	Balance	Interest	Yields
Assets:
Interest-Earning Assets:
Securities	72,654	3,487	4.80	78,986	3,386	4.29	92,679	3,687	3.98
BV to MV	-255			-677			398
Total Securities	72,399	3,487	4.82	78,309	3,386	4.32	93,077	3,687	3.96

Loans
Commerical/Agricultural	265,654	22,496	8.47	240,725	19,759	8.21	197,627	13,888	7.03
Consumer/Installment	69,374	6,218	8.96	69,092	5,826	8.43	68,682	5,275	7.68
Mortgage	338	34	10.06	529	44	8.32	859	70	8.15
Other Personal Loans	5,323	394	7.40	5,122	278	5.43	4,155	278	6.69
Total Loans	340,689	29,142	8.55	315,468	25,907	8.21	271,323	19,511	7.19

Other Investments
CDs with Other Banks	198	8	4.04	374	15	4.01	564	19	3.37
Federal Funds Sold	2,903	139	4.79	1,836	88	4.79	3,567	106	2.97
FHLB Account/Bank Accounts	4,420	205	4.64	1,942	84	4.33	3,325	76	2.29
Total Other	7,521	352	4.68	4,152	187	4.50	7,456	201	2.70

Total Earning Assets	420,609	32,981	7.84	397,929	29,480	7.41	371,856	23,399	6.29

Noninterest Earning Assets:

Allowance for Loan Losses	-4,612			-4,281			-3,727
Fixed Assets	20,834			18,848			16,570
Other Assets	18,912			23,404			19,250
Cash and Due Froms	17,013			14,922			15,620

Total Noninterest Earning Assets	52,147			52,893			47,713

Total Assets	472,756			450,822			419,569

Liabilities & Shareholder Equity

Interest-Bearing Liabilities
Deposits:
Interest-Bearing DDA	135,369	3,732	2.76	132,447	3,511	2.65	145,036	2,461	1.70
Savings Deposits	29,932	456	1.52	31,363	470	1.50	29,420	348	1.18
Time Deposits	168,032	8,171	4.86	144,549	6,169	4.27	117,127	3,355	2.86

Total Interest-Bearing Deposits	333,333	12,359	3.71	308,359	10,150	3.29	291,583	6,164	2.11

Borrowed Funds
Short-Term Borrowings	3,252	181	5.57	3,899	216	5.54	6,272	230	3.67
FHLB Advances- Short/Long-Term	20,458	1,159	5.67	23,334	1,133	4.86	11,766	506	4.30

Total Borrowed Funds	23,710	1,340	5.65	27,233	1,349	4.95	18,038	736	4.08

Total Interest-Bearing Liabilities	357,043	13,699	3.84	335,592	11,499	3.43	309,621	6,900	2.23

Non-Interest-Bearing Liabilities
Non-Interest-Bearing Deposits	57,067			58,877			58,199
Other Liabilities	5,656			5,939			5,084

Shareholders' Equity	52,990			50,414			46,665

Total Liabilities & Shareholder Equity	472,756			450,822			419,569

Net Interest Income &
Interest Rate Spread		19,282	4.00		17,981	3.98		16,499	4.06

Net Interest Margin			4.58			4.52			4.44

The following table sets forth net interest earning assets and liabilities for 2007, 2006 and 2005.

Table 3 - Net Interest Earning Assets
(in thousands)

	2007	2006	2005

Average Interest
Earning Assets	420,609	397,929	371,856

Average Interest
Bearing Liabilities	357,043	335,592	309,621

Net	63,566	62,337	62,235

Table 3A  - Volume/Rate Analysis depicts the dollar effect of volume and rate changes from 2005 to 2007.  Variances which were not specifically attributable to volume or rate were allocated proportionately between rate and volume using the absolute values of each for a basis for the allocation.  Non-accruing loans were included in the average loan balances used in determining the yields.

Table 3A - Volume/Rate Analysis
(in thousands)

	2007 Change from 2006			2006 Change from 2005
	Volume	Rate	Total	Volume	Rate	Total

INTEREST INCOME:

Loans	2,202	1,073	3,275	3,679	2,767	6,446

Investment Securities	-285	392	107	-638	335	-303

Other	158	7	165	-149	134	-15

Total Interest Income	2,075	1,472	3,547	2,892	3,236	6,128

INTEREST EXPENSE:

Interest Bearing
Demand Deposit Accounts	81	146	227	-334	1,378	1,044

Savings Deposits	-22	6	-16	29	94	123

Time Deposits	1,141	832	1,973	1,186	1,651	2,837

Borrowed Funds	-199	191	-8	455	157	612

Total Interest Expense	1,001	1,175	2,176	1,336	3,280	4,616

NET INTEREST INCOME	1,074	297	1,371	1,556	-44	1,512

Non-Interest Income and Non-Interest Expense

Non-interest expense increased by 11.48% from 2005 to 2006 and increased by 7.64% from 2006 to 2007, primarily because of increases in salaries and employee benefits. Increases in non-interest expense is supported by the decision to provide a new state of the art facility for the Robinsonville Branch. The increase also signifies the move by Security Capital Corporation into an additional location in Desoto County that required expenditures for banking facilities as well as training employees to perform the operational procedures. Security Capital Corporation, in providing state of the art buildings in its Desoto County locations, has addressed the needs of its staff and of the increase in business as well as presented an attractive banking establishment for its customers. With the establishment of a new facility, other costs are involved such as the purchase of new equipment and the increase in the maintenance costs of the equipment. In addition to the increase in employees, salaries and employee benefits normally increase in a range from 3% to 7% dependent on the profits and the attainment of performance goals.

  For 2005, non-interest income increased by $494,000 from 2004 to 2005, primarily in the area of service charges.  Reflected in the 2006 non-interest income is the gain from the sale of property.  In 2006, a gain of $406,000 was due to the sale of a building that previously housed the trust services and a vacant lot that was identified as other real estate.  The other components of non-interest income in 2006 reflect a steady increase attributable to the growth of the business.  For 2007, non-interest income included the recognition of an other-than-temporary loss of $448,000 in the available-for sale securities.

The following table provides details on non-interest income and expense for the Years ended December 31, 2005 through 2007.

Table 4 - Non-Interest Income and Expense
(in thousands)

	2007	2006	2005
Non-Interest Income:
Trust Department Income	1,068	1,038	978
Service Charges: Deposits	5,152	4,592	4,333
Other Operating Income	629	1,296	840

Total Non-Interest Income	6,849	6,926	6,151

Non-Interest Expense:
Salaries & Employee Benefits	10,141	9,276	8,588
Occupancy Expense	2,302	1,888	1,553
Other Operating Expense	3,095	3,271	2,807

Total Non-Interest Expense	15,538	14,435	12,948

 Income Taxes

Security Capital Corporation records a provision for income taxes currently payable, along with a provision for those taxes in the future.  Such deferred taxes arise from differences in timing of certain items for financial statement reporting rather than income tax reporting.  Security Capital Corporation benefits in its computation of income taxes due to having tax-exempt securities and loans.

Financial Condition

Loans

The loan portfolio constitutes the major earning asset of Security Capital Corporation and in the opinion of management offers the best alternative for maximizing interest spread above the cost of funds.  The continuing loan growth is primarily due to Security Capital Corporation’s move to a market area that is experiencing rapid growth in the building of residential and commercial structures.  Real Estate Loans and Commercial Loans comprise the largest segment of the loan portfolio.  Commercial loans which bear a higher degree of risk comprise 5.89% of the loan portfolio at December 31, 2007.  Agricultural loans, another type of loan that carries a higher degree of risk, are only 1.89% of the loan portfolio at December 31, 2007.

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

The following table reflects outstanding balances by loan type for the past five years.

The following table reflects the maturity schedule or repricing frequency of all loans that will reprice or mature within one year.

Table 5 - Loans by Type
(in thousands)

	2007	2006	2005	2004	2003
Commercial, Financial & Agricultural	39,135	38,349	30,826	28,077	32,878
Real Estate - Construction & Development	124,714	105,545	86,404	49,189	37,116
Real Estate - Mortgage	151,998	153,525	149,602	124,911	103,348
Installment Loans to Individuals	24,624	26,858	28,833	29,898	28,529
Other	2,718	2,381	2,280	2,328	2,553

Total Loans	343,189	326,658	297,945	234,403	204,424

Table 6 - Loan Liquidity
(in thousands)

	Within	1 thr 5	Over
Loans That Will Reprice or Will Mature:	1 Year	Years	5 Years	Total
Allocation by Maturity Date:
Commercial, financial and agriculture loans	28,343	10,247	545	39,135
Construction and development	112,462	12,112	140	124,714
	140,805	22,359	685	163,849

Repricing frequency of loan types above:
Fixed Rate	42,915	15,546	348	58,809
Variable Rate	97,890	6,813	337	105,040

Total	140,805	22,359	685	163,849
Percent of Total	85.94%	13.65%	0.41%	100.00%

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

Security Capital Corporation
Table 7 - Allowance for Loan Losses
(in thousands)
	2007	2006	2005	2004	2003
Balance at
Beginning of Year	4,334	3,899	3,598	3,665	3,455

Loans Charged-Off
Commercial, Financial & Agricultural	92	105	250	242	146
Real Estate - Construction & Development	202	35	20	6	4
Real Estate - Mortgage	76	44	313	225	69
Installment Loans to Individuals	2,025	1,017	971	655	167
Other	5	13	63	-	324
Total Charge-Offs	2,400	1,214	1,617	1,128	710

Charge-Off Recovered
Commercial, Financial & Agricultural	10	8	23	2	36
Real Estate - Construction & Development	11	4	-	-	26
Real Estate - Mortgage	27	21	49	24	-
Installment Loans to Individuals	1,591	648	383	398	104
Other	1	3	23	-	208
Total Recoveries	1,640	684	478	424	374

Net Charge-Offs	760	530	1,139	704	336

Current Year Provision	1,155	965	1,440	637	546

Balance at End of Year	4,729	4,334	3,899	3,598	3,665

Loans at End of Year (Net of Allowance)	338,460	322,324	294,046	230,805	200,759

Ratio: Allowance to Loans	1.40%	1.34%	1.33%	1.56%	1.83%

Average Loans	340,689	315,468	271,323	221,309	197,814

Ratio: Allowance to Average Loans	1.39%	1.37%	1.44%	1.63%	1.85%

Ratio: Net Charge Offs to Average Loans	0.22%	0.17%	0.42%	0.32%	0.17%

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

Table 8 - Nonperforming Assets
(in thousands)
	2007	2006	2005	2004	2003
Loans:
Non-accrual	1,043	819	15	172	78

90 Days+ Past-Due	1,725	1,489	786	724	629

Total Nonperforming Loans	2,768	2,308	801	896	707
As % of Total Loans	0.81%	0.71%	0.27%	0.38%	0.35%

Other Real Estate	716	365	558	165	129
As % of Total Loans	0.21%	0.11%	0.19%	0.07%	0.06%

Loan Loss Reserve	4,729	4,334	3,899	3,598	3,665

Loan Charge-Offs	2,400	1,214	1,617	1,128	710

Total Loans	343,189	326,658	297,945	234,403	204,424

The consolidated reserve for loan losses reflected in Table 7 are the balances remaining after the charge offs for the year.

The loan portfolio contained $1,043 thousand in non-accrual loans represented by ten loans and an aggregate of $1,726 thousand of 90 days past due and over as of December 31, 2007.   If the non-accrual loans had been performing loans during the 2007 period, interest income would have shown an addition of $39 thousand.  The 90 days and over past due loans, classified as being well-secured and capable of being collected, were not subject to a non-accrual status and interest is accrued and recognized daily as income.  The interest income recognized in 2007 for the loans classified as 90 days and over past due at December 31, 2007, totaled $131 thousand.

Potential Problem Loans

As of December 31, 2007, loan management had not identified any loans requiring greater than  normal supervision other than the loans in the categories of Watch, Substandard and Doubtful indicated below.  Analysis of possible workout plans does not anticipate any deficiency.  The actual deficiency depends on the market for the equipment and real estate at the time of disposal.

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

All watch list loans are subject to additional scrutiny and monitoring.  Security Capital Corporation’s policies require loan officers to identify borrowers that should be monitored in this fashion and believe this process ultimately results in the identification of problem loans in a more timely fashion.  At December 31, 2007, Security Capital Corporation in its Loan Loss Reserve Analysis classified $20,910,719 with a rating of Watch, $1,519,362 with a rating of Substandard, and $1,091,665 with a rating of Doubtful.

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

Table 8A - Allocation of the Allowance for Loan Losses
(Dollars in thousands)
	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Balance	Percent	Balance	Percent

Commercial, Financial
& Agricultural	$547	11.57%	$590	13.61%	$401	10.28%	$538	14.95%	$856	23.36%

Real Estate - Construction
& Development	1,758	37.17%	913	21.07%	865	22.19%	522	14.51%	461	12.58%

Real Estate - Mortgage	1,558	32.95%	1,922	44.35%	1,906	48.88%	1,735	48.22%	1,533	41.83%

Installment Loans
to Individuals	770	16.29%	460	10.61%	575	14.75%	780	21.68%	732	19.97%

Other Loans	95	2.01%	413	9.53%	152	3.90%	23	0.64%	26	0.71%

Unallocated	-	0.00%	36	0.83%	-	0.00%	-	0.00%	57	1.56%

Total Loans	$4,729	100.00%	$4,334	100.00%	$3,899	100.00%	$3,598	100.00%	$3,665	100.00%

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

                  The loan loss reserve at December 31, 2007 reflects an increase of $395 thousand from December 31, 2006.  The difference chiefly results from the allocation for construction and development real estate loans.  This allocation increased from 2006 to 2007 by $845 thousand and is primarily due to an increase in the advances for the loan type and the increase in the allocation percentage caused by the present inherent risks in this type of lending.  In the same analysis of risks and of balance levels, the allocation for the following loan types dropped during 2007: commercial, financial and agricultural loans; and mortgage loans.

Loan charge offs in 2005 and 2006 were $1,617 and $1,214 thousand, respectively, reflecting an increase over the average loan charge offs of $1,152 thousand for the period of 2003 through 2005.  This continuing level in loan charge offs mandates the need to maintain the status in the provisions for the Allowance for Loan Losses for 2005 and 2006, of $1,440 thousand and $965 thousand respectively.  The significant increase in 2005 from 2004 of $803 in the provision is the resulting action of a continuing analysis of problem loans, a readiness to recognize losses, and a dedication to maintain a sufficient level of a reserve.  The provisions in 2006 continued that dedication of maintaining the allowance based on historic experience and current trends.  The latest regulatory exam as of September 30, 2005, however, classified $1.9 million of loans as substandard, up from $1.6 million as reflected in the regulatory exam as of December 31, 2003.  This increase will be a gauge in the analysis of needed loan provisions.  Recoveries reflected an increase in 2006 from $478 thousand to $684 thousand as a result of the diligent efforts by loan and deposit personnel to regain principal from the classified loan activity.   In 2007, the loan charge offs and loan recoveries increased significantly.  The significant increase in loan charge offs can be credited to installment loans to individuals.   The increase in recoveries indicates the readiness of the bank staff in follow-up procedures to recover losses.  The charge offs for the classification of installment loans to individuals – which includes charged off overdrafts – increased from $1.0 million to $2.0 million from 2006 to 2007.  The recoveries for the same classification increased from $648 thousand to $1.6 million from 2006 to 2007.

  The ratio of the Allowance for Loan Losses to Loans for the years presented reflects a range from a low of 1.33% in 2005 to a high of 1.83% in 2003.

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

Table 9 - Securities
(in thousands)
	2007	2006	2005	2004	2003
Securities Available for Sale
U. S. Treasuries		-	-	-	702
U. S. Agencies	1,536	5,441	11,175	23,316	28,560
Mortgage Backed	34,452	20,915	20,872	22,419	9,611
State, Municipals & Other	30,168	34,672	46,902	50,934	37,447
Total Securities AFS	66,156	61,028	78,949	96,669	76,320

Securities Held to Maturity
U. S. Treasuries		-	-	-	-
U. S. Agencies		-	-	-	-
Mortgage Backed		-	-	-	-
State, Municipals & Other	7,235	7,850	2,047	2,050	2,053
Total Securities HTM	7,235	7,850	2,047	2,050	2,053

Other Securities
Equities	2,028	2,250	1,456	1,259	991

Total Securities	75,419	71,128	82,452	99,978	79,364

The security portfolio is composed of U. S. Treasury securities, U. S. Agency securities, State and Municipal securities - both tax-exempt and taxable, equities, and mortgage-backed securities.

Table 10
Securities Maturity & Repricing Schedule
For 12/31/2007
(in thousands)
	1 Year	After 1 Year	5 to 10	Over
	and Less	Thru 5 Years	Years	10 Years
Agencies
Fair Value	-	1,536	-	-
Book Yield	-	5.150	-	-

Taxable Municipals
Fair Value	149	118	115	-
Book Yield	6.926	4.840	4.831	-

Municipals
Fair Value	3,083	13,071	9,474	11,599
Book Yield	5.956	5.796	6.408	7.225

Equity-FHLB	-	-	-	1,524
Book Yield				5.080

Other Securities	-	-	-	504

MBS
Fair Value	-	-	-	34,453
Book Yield				5.518

Total Fair Values	3,232	14,725	9,589	48,080
Weigh Bk Yields	5.730	5.790	6.390	5.840

Table 11 - Securities Weighted Maturity and Tax Equivalent Yield by Classification
December 31, 2007
		Weighted
	Weighted	Tax-Equivalent
	Maturity	Yield
U. S. Agencies	2.82	5.150%
Mortgage Backed	5.73	5.520%
Taxable Municipals	3.28	5.710%
Tax-Exempt Municipals	7.02	6.410%

Total Securities Portfolio	6.310%	5.950%

The weighted tax-equivalent yields reflected in the table above were calculated using amortized costs and a tax rate of 34%.

The securities portfolio carries varying degrees of risk.  Investments in U. S. Treasury and U. S. Agency securities have little or no credit risk.  Mortgage-backed securities are substantially issues of federal agencies.  Obligations of states and political subdivisions are the areas of highest potential credit exposure in the portfolio.  This risk is minimized through the purchase of high quality investments.  When purchased, obligations of states and political subdivisions and corporate bonds must have a credit rating by Moody’s or Standard and Poor’s of “A” or better.  The risk of non-rated municipal bonds is minimized by limiting the amounts invested in local issues. Management believes the non-rated securities are of high equality.  No securities of an individual issuer exceeded 10% of Security Capital Corporation’s shareholders’ equity as of December 31, 2007.  Security Capital Corporation does not use off-balance sheet derivative financial instruments as defined in Statement of Financial Accounting Standards No. 119, “Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.”

The securities investment was increased as investment decisions favored securities investments when adequate loan funding was maintained.  In 2005 and 2006, the securities portfolio decreased as the loan demand increased without an echo of the same increase in the deposits.  In 2007, the investment in securities increased by $4.3 million.  The securities portfolio in 2007 reflected a significant activity due to the adoption of the fair value accounting pronouncements with sales and purchases resulting.

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

Table 12 - Deposit Information
(in thousands)
	2007		2006		2005		2004		2003
	Average	Avg	Average	Avg	Average	Avg	Average	Avg	Average	Avg
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest- Bearing
Demand	56,816		58,635		57,954		51,557		47,034
Savings	251		242		245		241		226
Interest-bearing
Demand	135,369	2.76	132,447	2.65	145,036	1.70	123,215	1.04	93,409	1.00
Savings	29,932	1.52	31,363	1.50	29,420	1.18	26,663	1.05	22,780	1.13
Time Deposits	168,032	4.86	144,549	4.27	117,127	2.86	114,125	1.95	114,998	2.11
	390,400		367,236		349,782		315,801		278,447

Security Capital Corporation in its normal course of business will acquire large certificates of deposit (time deposits), generally from public entities that exhibit a variety of maturities.  These funds are acquired on a bid basis and are considered to be part of the deposit base of Security Capital Corporation.

Table 13 - Maturity Ranges of Time Deposits
With Balances More Than $100,000
As of December 31, 2007
(in thousands)

3 Months or Less	$41,210
Over 3 Months thru 6 Months	21,829
Over 6 Months thru 12 Months	24,012
Over 12 Months	3,248
90,299

Borrowings

Aside from the core deposit base and large denomination certificates of deposit mentioned above, the remaining funding sources include short-term and long-term borrowings.  As of December 31, 2007, Security Capital Corporation’s short-term borrowings consisted of $389,885 of the Treasury Tax and Loan open-end note and $1,000,000 of the $23,082,000 borrowed from the Federal Home Loan Bank.  As of December 31, 2006, the short-term borrowings were composed of $1,443,000 in the Treasury, Tax and Loan open-end note and $14,000,000 of the $25,937,000 borrowed from the Federal Home Loan Bank.  Security Capital Corporation foresees short-term borrowings to be a continued source of liquidity and will continue to use these borrowings as a method to fund short-term needs.

At the end of 2006 and 2007, Security Capital Corporation had long-term debt in the amount of $11,937,000 and $22,082,000, respectively.  Scheduled principal payments of $1,655 thousand are due to the Federal Home Loan Bank in 2008.  The rates on the debt with Federal Home Loan Bank as of December 31, 2007, ranged from 2.790% to 5.810% with the maturities ranging to 2032.  The maximum month-end balance during 2007 with Federal Home Loan Bank occurred at the end of January with the balance of $31,095,844.  For 2007, the average outstanding long-term balance was $16,291,211 for debt with Federal Home Loan Bank.

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

Security Capital Corporation addresses short–term liquidity from both an asset liquidity and a liability liquidity viewpoint.  Short-term asset liquidity is provided by money market assets, the investment portfolio, and readily saleable bank assets.  Short-term liability liquidity is measured by the liabilities considered to be more volatile in nature and more likely to be sensitive to changes in interest rates.  Short-term liquidity is monitored thru the asset/liability reports in a measure of a coverage ratio and a crisis coverage ratio.  These ratios measure the ability of the bank to raise cash quickly and how many times this cash will cover volatile liabilities.  For December 31, 2007, the coverage ratio was 4.58.   Of this ratio, the calculated reserves or the source for cash was $180.0 million which would be needed to meet the demand of the identified volatile liabilities and unused loan commitments of $23.9 million and $15.4 million, respectively.  The crisis ratio looks at the coverage of volatile liabilities under a scenario where cash is needed immediately.  The crisis ratio for December 31, 2007, was 1.74. The identified reserves for a crisis ratio totaled $128.5 million and the volatile liabilities and unused loan commitments totaled $74.0 million.  Additionally, the bank monitors liquidity by looking at the ratio of cash and short-term investments versus non-core funding.  The liquidity ratio for December 31, 2007, was in compliance with the policy limit of 15% with a ratio of 16.0%.  This ratio measures the net cash and short-term marketable assets of $56.9 million to the net deposits and short-term liabilities of $356.2 million. The corporation’s dependency ratio of 18.91% was in compliance with the policy ratio of 20.0% at December 31, 2007.  This ratio measures the net volatile liabilities to the earning assets less short-term investments.

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

At December 31, 2007, we had outstanding loan origination commitments and unused commercial and commercial and retail lines of credit of $51.3 million.  Letters of credit commitments totaling $18.9 million consisted of financial standby letters of credit of $11.9 million, performance standby letters of credit of $2.1 million and commercial letters of credit of $4.9 million.  We anticipate that we will have sufficient funds available to meet current origination and other lending commitments.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of securities, sale of loans and/or the temporary curtailment of lending activities.  Certificates of deposit that are scheduled to mature within one year totaled approximately $158 million at December 31, 2007.  We expect to retain a substantial majority of these certificates of deposit.

The asset/liability committee is responsible for managing liquidity issues and interest rate risk, among other matters.  Various interest rate movements are factored into a simulation model to assist the asset/liability committee in assessing interest rate risk.  The committee analyzes the results of the simulation model to formulatestrategies to effectively manage the interest rate risk that may exist.

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

Gap Analysis is the analytical tool that places maturing and repricing assets and liabilities into time buckets to measure the short and long term pricing imbalances for a given period.  The broad guidelines set by Security Capital Corporation for this measure are set in time frames of three months, six months, and twelve months with a +/- cumulative gap position limit of 30%.    Earnings at Risk (EAR), another analysis tool, is considered management’s best source of managing short-term interest rate risk (in a one-year time frame.)  The EAR variance is the percentage change in net interest income over 12 months relative to the base case scenario (with rates being flat) for a +/- instantaneous parallel movement.   The first limit or level is set at 10% of net interest income which will serve as a warning to management.  The second level of 15% represents a risk earnings and is not acceptable to management.  When this occurs, an explanation of the variance is reported to Asset/Liability Committee and to the Board of Directors with an action plan to decrease the variance.  Among the possible actions are loan sales, use of FHLB borrowings and investment portfolio restructuring.  Economic Value of Equity is the tool for measuring long-term interest rate risk.    This tool measures the long-term safety and soundness of the institution being compromised for the sake of short-term results.  The two limits of Economic Value of Equity are level I designated having a variance of 30-39% and level II designated having a variance of 40% or higher and uses the same concern or action level as for Earnings at Risk

The analysis performed using December 31, 2007, data projecting for the period ending December 31, 2008, reflected the net interest income at $22.2 million.  Return on Assets and Return on Equity at 1.81% and 15.45%, respectively, compare to December 31, 2007, actuals at 1.54% and 13.44%, respectively.  The model for December 31, 2007 remains consistently neutral to changes in rates.  In the current model, the net interest margin remains basically the same in the 200 ramp up and in the up 100 ramp.  For the 200 ramp down and the 100 ramp down, the model reflects  a small change with the largest drop of .08% occurring in the down 200.  The Economic Value of Equity increased 13.1% in the up 200 ramp.  The down 200 ramp results in a decrease to net interest income of 14.8% which is well within the policy limit of 30%.  As rates move down 100 basis points we see a small decrease in net interest income of $21 thousand.  The model shows if rates continue to tighten, the risk to earnings to be minimal

First Security Bank’s source of funding is predominantly core deposits consisting of both commercial and individual deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, and long-term borrowings from the FHLB.  With the deposit base being diversified between individual and commercial accounts, First Security Bank avoids dependence on large concentrations of funds.  Security Capital Corporation does not solicit certificates of deposit from brokers.  The primary sources of liquidity on the asset side of the balance sheet are federal funds sold and securities classified as available for sale.  Most of the investment securities portfolio are classified in the available for sale category and are subject to be sold should liquidity needs arise.

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

Along with the funds provided by operations of $8.2 million in 2006, the cash available for use was provided by an increase of deposits of $11.9 million and a net increase of borrowings of $13.2 million.  These funds were used to provide for an increase in loan demand of $28.7 million, the paying of a cash dividend of $2.7 million, and the addition of buildings and equipment of $4.6 million.

In addition to the funds provided by operations of $10.5 million in 2007, the increase of deposits by $22.0 million provided for the source of funding for the loan advances of $16.6 million and the repayment of federal funds purchased of $4.0 million.  Funds from the sales and maturities of securities of $29.6 million assisted providing the funding for the investments of premises and equipment of $2.3 million and the purchase of securities of $35.0 million in 2007.

Table 14 - Funding Uses and Sources details the main components of cash flows for 2005 thru 2007.

Table 14 - Funding Uses and Sources
(in thousands)
	2007			2006			2005
		Increase			Increase			Increase
	Average	(Decrease)%		Average	(Decrease)%		Average	(Decrease)%
	Balance	Amount	Change	Balance	Amount	Change	Balance	Amount	Change
Funding Uses
Loans	340,689	25,221	7.99	315,468	44,145	16.27	271,323	50,014	22.60
Securities*	72,654	-6,332	-8.02	78,986	-13,693	-14.77	92,679	-3,540	-3.68
Federal Funds Sold	2,903	1,067	58.12	1,836	-1,731	-48.53	3,567	-921	-20.52
	416,246	19,956	5.04	396,290	28,721	7.81	367,569	45,553	14.15

Funding Sources
Noninterest Bearing Deposits
Demand Deposits	56,816	-1,819	-3.10	58,635	681	1.18	57,954	6,397	12.41
Savings Deposits	251	9	3.72	242	-3	-1.22	245	4	1.66
Interest Bearing Deposits
Demand Deposits	135,369	2,922	2.21	132,447	-12,589	-8.68	145,036	21,821	17.71
Savings Deposits	29,932	-1,431	-4.56	31,363	1,943	6.60	29,420	2,757	10.34
Time Deposits	168,033	23,484	16.25	144,549	27,422	23.41	117,127	3,002	2.63
Borrowings	23,710	-3,523	-12.94	27,233	9,195	50.98	18,038	9,311	106.69
	414,111	19,642	4.98	394,469	26,649	7.25	367,820	43,292	13.34

*Cost basis is used for securities instead of market values.

Table 15 - Liquidity and Interest Rate Sensitivity reflects interest earning assets and interest-bearing liabilities by maturity distribution.  Product lines repricing in time periods predetermined by contractual agreements are included in the respective maturity categories.

Table 15 - Liquidity; Interest Rate Sensitivity
(in thousands)
	As of December 31, 2007
	Less	Over 3 Mos	Over 1 yr	Over
	3 Mos	thru 1 Yr	thru 3 Yrs	3 Yrs	Total
Interest Earning Assets
Loans	166,954	103,957	49,241	23,038	343,190
Short-Term Investments	198	-	-	-	198
Investment Securities	5,208	11,587	18,435	40,189	75,419
Other	-	-	-	5,970	5,970
Total Interest Earning Assets	172,360	115,544	67,676	69,197	424,777

Interest Bearing Liabilities
NOW	21,727	-	6,368	38,747	66,842
Money Market	42,761	-	2,706	15,800	61,267
Savings Deposits	11,995	-	2,108	12,794	26,897
Time Deposits	61,328	96,433	5,581	12,463	175,805
Short-Term Borrowings		1,000	-	-	1,000
Long-Term Borrowings	164	491	4,404	17,023	22,082
Total Interest Bearing Liabilities	137,975	97,924	21,167	96,827	353,893

Rate Sensitive Assets (RSA)	172,360	287,904	355,580	424,777	424,777
Rate Sensitive Liabilities (RSL)	137,975	235,899	257,066	353,893	353,893
Rate Sensitive Gap	34,385	17,620	46,509	-27,630	70,884
Rate Sensitive Cumulative Gap	34,385	52,005	98,514	70,884	70,884
Cumulative % of Earning Assets	8.09%	12.24%	23.19%	16.69%	16.69%
Cumulative % of Total Assets	10.11%	15.28%	28.95%	20.83%	20.83%

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

Income Sensitivity :
Based on simulation modeling at December 31, 2007, and December 31, 2006, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Table 15A - Change in Net Interest Income Over One Year Horizon

	(Dollars in Thousands)
	at December 31, 2007		at December 31, 2006
	Dollar	%	Dollar	%
Changes in Levels of Interest Rates	Change	Change	Change	Change

Increase 2.00%	($57)	-0.30%	$3	0.00%
Increase 1.00%	(7)	0.00%	(21)	-0.01%
Decrease 1.00%	(27)	-0.10%	210	1.10%
Decrease 2.00%	(332)	-1.50%	269	1.40%

As of December 31, 2006, the neutral status is evident as reflected in the projected .00% decrease in the up 200 ramp.  The down 200 ramp as of December 31, 2006, results in an increase to net interest income of 1.40%, well within the policy limit of (10%).   Analysis of the simulation presented indicates as of December 31, 2007, there is some short term interest rate risk due to the projected decrease in net interest income of 1.50% in a down 200 basis point rate ramp.  At December 31, 2007, the model reflected compliance with the policy limit.

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

Management believes Security Capital Corporation and First Security Bank meet all the capital requirements as of December 31, 2007, as noted below in Table 16 - Capital Ratios, and is well-capitalized under the guidelines established by the banking regulators.  To be well-capitalized, Security Capital Corporation and First Security Bank must maintain the prompt corrective action capital guidelines described above.

Security Capital Corporation increased the amount of dividends paid to $2,881,809 in 2007, compared to $2,743,770  in 2006, an increase of $138,039 or 5.03%.

Table 16 - Capital Ratios
(Dollars in thousands)

	As of December 31,
	2007	2006	2005
Tier 1 Capital

Total Tier 1 Capital	53,106	48,151	43,568

Total Capital
Tier 1 Capital	53,106	48,151	43,568
Allowable Allowance for Loan Losses	4,699	4,334	3,899

Total Capital	57,805	52,485	47,467

Risk Weighted Assets

Net Average Assets	480,244	454,841	426,707

Total Risk Weighted Assets	377,859	356,670	330,071

Risk Based Ratios
Tier 1 Leverage Ratio	11.06	10.59	10.21
Tier 1 Risk Based Capital Ratio	14.05	13.50	13.20
Total Risk Based Capital Ratio	15.30	14.72	14.38

Off-Balance Sheet Arrangements

    The Company's primary off-balance sheet arrangements are in the form of loan commitments.  At December 31, 2007 the Company had $38.0 million in unused loan commitments outstanding.  Of these commitments, $24.0 million mature in one year or less.  Lines of credit are established using the credit policy of the Company concerning the lending of money.

     Letters of credit are used to facilitate the borrower's business and are usually related to the acquistion of inventory or of assets to be used in the customers' business.  Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans.  Most stanby letters of credit expire without being presented for payment.  However, the presentment of a standby letter of credit would create a loan receivable from the Bank's loan customer.  The Bank's asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers.  At December 31, 2007  the Company had, issued and outstanding, $5 million in commercial letters of credit, $12 million in financial standby letters of credit, and $2 million in performance standby letters of credit.

     At December 31, 2007, there was $40 million in standby letters of credit issued on the Company's behalf by a Federal Home Loan Bank.  At December 31, 2006, there was $25 million in standby letters of credit issued on the Company's behalf by a Federal Home Loan Bank.  The Company uses these letters of credit as additional collateral on loan participations sold and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon.

Tabular Disclosure of Contractual Obligations

Tabular Disclosure of Contractual Obligations
(in thousands)

		Payment due by period
		Less than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$23,082	$1,655	$4,404	$9,538	$7,485

Capital Lease Obligations	-	-	-	-	-

Operating Lease Obligations	51	10	20	21	-

Purchase Obligations	-	-	-	-	-

Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP	-	-	-	-	-

Total	$23,133	$1,665	$4,424	$9,559	$7,485

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SECURITY CAPITAL CORPORATION

SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31,

	2007	2006	2005	2004	2003
	(In thousands, except per share data)
INCOME DATA
Interest and fees on loans	$30,283	$27,013	$20,570	$15,042	$13,584
Interest and dividends on securities	3,403	3,294	3,643	3,826	3,256
Other interest income	447	279	245	224	169
Total interest income	34,133	30,586	24,458	19,092	17,009
Interest expense	13,699	11,523	6,907	4,139	3,955
Net interest income	20,434	19,063	17,551	14,953	13,054
Provision for loan losses	1,155	965	1,440	637	546
Net interest income after provision for
loan losses	19,279	18,098	16,111	14,316	12,508
Service charges on deposit accounts	5,152	4,592	4,333	3,876	3,758
Other income	1,697	2,334	1,818	1,781	1,908
Total noninterest income	6,849	6,926	6,151	5,657	5,666
Salaries and employee benefits	10,141	9,276	8,588	7,607	6,649
Occupancy and equipment expense	2,302	1,888	1,553	1,236	1,311
Other expenses	3,095	3,271	2,807	2,567	2,658
Total noninterest expenses	15,538	14,435	12,948	11,410	10,618

Income before income taxes	10,590	10,589	9,314	8,563	7,556
Income taxes	3,155	3,349	2,707	2,431	2,039

Net income	$7,435	$7,240	$6,607	$6,132	$5,517

PER SHARE DATA (1)
Net income - basic	$2.58	$2.51	$2.29	$2.13	$1.92
Dividends

Other Ratios:
Return on Average Assets	1.54	1.58	1.57	1.65	1.66
Return on Equity	13.44	14.36	14.16	14.22	13.73
Loans to Deposits	88.28	89.08	83.98	70.29	70.87
Loans to Total Assets	72.02	71.27	68.36	60.06	60.08
Equity Capital to Total Assets	11.95	11.34	10.83	11.24	12.01
Average Equity to Average Assets	11.43	10.99	11.12	11.61	12.12
Dividend Payout Ratio	38.76	37.90	39.52	40.52	40.66

FINANCIAL DATA
Total assets	$476,530	$458,329	$435,876	$390,274	$340,253
Net loans	338,460	322,324	294,046	230,805	200,759
Total deposits	388,733	366,669	354,766	333,458	288,442
Total shareholders' equity	56,939	51,984	47,187	43,870	40,848
(1)	Restated for stock dividends

952131.1/13193.16317

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS	2007	2006
	(In thousands)
Cash and due from banks	$19,163	$23,073
Interest-bearing deposits with banks	643	374
Total cash and cash equivalents	19,806	23,447
Certificates of deposit with other banks	198	198
Securities available-for-sale	66,156	61,028
Securities held-to-maturity (estimated fair value	7,235	7,850
(of $7,442 in 2007 and $8,150 in 2006)
Securities, other	2,028	2,250
Total securities	75,419	71,128
Loans, less allowance for loan losses of
$4,730 in 2007 and $4,334 in 2006	338,493	322,324
Interest receivable	6,158	5,091
Premises and equipment	23,072	21,969
Goodwill	3,874	3,874
Cash surrender value of life insurance	6,075	5,869
Customers' liability on acceptances	1,058	2,293
Other assets	2,377	2,136
Total Assets	$476,530	$458,329

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$58,373	$59,380
Interest-bearing deposits	330,360	307,319
Total deposits	388,733	366,699
Interest payable	1,953	1,591
Acceptanes outstanding	1,058	2,293
Federal funds purchased	4,000	8,000
Borrowed funds	23,472	27,380
Other liabilities	375	382
Total liabilities	419,591	406,345
Shareholders' equity:
Common stock - $5 par value, 5,000,000 shares
authorized, 2,890,811 shares and 2,753,557
shares in 2007 and 2006, respectively	14,454	13,768
Surplus	40,701	35,654
Retained earnings	1,502	2,651
Treasury stock, at par, 8,852 shares and 9,487
Total shareholders' equity	56,939	51,984
Total Liabilities and Shareholders' Equity	$476,530	$458,329

The accompanying notes are an integral part of these statements.

952131.1/13193.16317

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$30,283	$27,013	$20,570
Interest and dividends on securities:
Taxable	1,772	1,596	1,705
Tax-exempt	1,631	1,698	1,938
Other	447	279	245
Total interest income	34,133	30,586	24,458

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	4,229	3,101	1,452
Interest on other deposits	8,130	7,048	4,712
Interest on borrowed funds	1,340	1,374	743
Total interest expense	13,699	11,523	6,907

Net interest income	20,434	19,063	17,551

Provision for loan losses	1,155	965	1,440
Net interest income after provision for loan losses	19,279	18,098	16,111

OTHER INCOME
Service charges on deposit accounts	5,152	4,592	4,333
Other service charges and fees	415	647	388
Trust Department income	1,068	1,038	978
Securities gains (losses), net	(448)	(253)	(52)
Gains (losses) on sale of other assets, net	117	454	67
Other	545	448	437
Total other income	6,849	6,926	6,151

OTHER EXPENSE
Salaries and employee benefits	10,141	9,276	8,588
Net occupancy expense	1,114	1,020	801
Furniture and equipment expense	1,188	868	752
Printing, stationery, and supplies	347	348	250
Data processing	192	366	301
Directors' fees	301	274	259
Professional fees	333	191	143
Other	1,922	2,092	1,854
Total other expense	15,538	14,435	12,948

Income before income taxes	10,590	10,589	9,314
Income taxes	3,155	3,349	2,707

Net income	$7,435	$7,240	$6,607

Basic net income per share	$2.58	$2.51	$2.29

The accompanying notes are an integral part of these statements.

SECURITY CAPITAL CORPORATION
CONSOIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

						Accumulated
						Other
	Comprehensive	Common		Retained	Treasury	Comprehensive
	Income	Stock	Surplus	Earnings	Stock	Income	Total

Balance, December 31, 2004		$12,493	$27,826	$3,106	$(65)	$510	$43,870

Comprehensive income:
Net income for 2005	$6,607	-	-	6,607	-	-	6,607
Net change in unrealized gain (loss) on
securities available-for-sale, net of tax	(765)	-	-	-	-	(765)	(765)
Comprehensive income	$5,842

Cash dividends paid		-	-	(2,612)	-	-	(2,612)
5% stock dividend		621	3,477	(4,098)	-	-	-
Purchase of fractional shares		-	(13)	-	(2)	-	(15)
Reissuance of treasury stock		-	90	-	12	-	102

Balance, December 31, 2005		$13,114	$31,380	$3,003	$(55)	$(255)	$47,187

Comprehensive income:
Net income for 2006	$7,240	-	-	7,240	-	-	7,240
Net change in unrealized gain (loss) on
securities available-for-sale, net of tax	214	-	-	-	-	214	214
Comprehensive income	$7,454

Cash dividends paid		-	-	(2,744)	-	-	(2,744)
5% stock dividend		654	4,194	(4,848)	-	-	-
Purchase of fractional shares		-	(15)	-	(3)	-	(18)
Reissuance of treasury stock		-	95	-	10	-	105

Balance, December 31, 2006		$13,768	$35,654	$2,651	$(48)	$(41)	$51,984

Comprehensive income:
Net income for 2007	$7,435	-	-	7,435	-	-	7,435
Net change in unrealized gain (loss) on
securities available-for-sale, net of tax	367	-	-	-	-	367	367
Comprehensive income	$7,802

Cash dividends paid		-	-	(2,882)	-	-	(2,882)
5% stock dividend		686	5,016	(5,702)	-	-	-
Purchase of fractional shares		-	(19)	-	(2)	-	(21)
Purchase of treasury stock		-	(4)	-	-	-	(4)
Reissuance of treasury stock		-	54	-	6	-	60

Balance, December 31, 2007		$14,454	$40,701	$1,502	$(44)	$326	$56,939

The accompanying notes are an integral part of these statements.

SECURITY CAPITAL CORPORATON
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$7,435	$7,240	$6,607
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,155	965	1,440
Amortization of premiums and discounts on
securities, net	93	277	601
Depreciation and amortization	1,157	1,003	880
Deferred income taxes	51	78	(24)
FHLB stock dividend	(76)	(67)	(38)
(Gain) loss on sale of securities, net	448	253	52
(Gain) loss on sale of other assets, net	(117)	(454)	(67)
Changes in:
Interest receivable	(1,067)	(1,076)	(877)
Cash value of life insurance, net	(206)	(199)	(194)
Other assets	(8)	(1,496)	(4,550)
Interest payable	362	579	443
Other liabilities	1,242	1,140	1,569

Net cash provided by operating activities	10,469	8,243	5,842

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(34,088)	(5,622)	(19,284)
Proceeds of maturities and calls of securities
available-for-sale	10,280	11,611	28,386
Proceeds from sales of securities available-for-sale	19,130	12,289	6,746
Proceeds of maturities and calls of held to maturity	210
Purchase of securities held to maturity	-	(5,803)	-
Purchase of other securities	(865)	(727)	(158)
Additions to premises and equipment	(2,311)	(4,636)	(4,545)
Proceeds of sale of other assets	474	1,374	284
Purchase of bank-owned life insurance	-	-	(2,000)
Changes in:
Loans	(18,219)	(28,713)	(63,629)
Federal funds sold	-	-	14,000
Certificates of deposits with other banks	-	194	199

Net cash used in investing activities	(25,389)	(20,033)	(40,001)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	$(2,882)	$(2,744)	$(2,612)
Purchase of treasury stock	(4)	-	-
Reissuance of treasury stock	60	105	102
Purchase of fractional shares	(21)	(18)	(15)
Repayment of debt	(48,943)	(48,246)	(8,948)
Proceeds from issuance of debt	45,035	61,530	12,913
Changes in:
Deposits	22,034	11,933	21,308
Federal funds purchased	(4,000)	(7,000)	15,000

Net cash provided by financing activities	11,279	15,560	37,748

Net increase in cash and cash equivalents	(3,641)	3,770	3,589

Cash and cash equivalents at beginning of year	23,447	19,677	16,088

Cash and cash equivalents at end of year	$19,806	$23,447	$19,677

	19,806	23,447	19,677

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:
Interest	$13,337	$10,944	$6,464
Income taxes	3,369	3,295	2,910

Noncash activities:
Transfers of loans to other real estate and
repossessed inventory	1,195	738	1,052

The accompanying notes are an integral part of these statements.

952131.1/13193.16317

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

952131.1/13193.16317

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

Trading Account Securities

Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2007 and 2006.
( Continued )

952131.1/13193.16317

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

4.            Securities  (Continued)

Other Securities

Other securities are carried at cost and consist of investments in stock of the Federal Home Loan Bank                                                                                                                                                                                                                (FHLB), First National Banker’s Bankshares, and Federal Agricultural Mortgage Corporation.  Thetransferability of these stock holdings is restricted.

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

 6.          Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic events, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions.  Determination of the allowance is inherently subjective as it requires significant estimates, including the valuation of collateral supporting impaired
( Continued )

952131.1/13193.16317

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

 6.          Allowance for Loan Losses  (Continued)

loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change.  Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The allowance for loan losses consists of an allocated component and an unallocated component.  The components of the allowance for loan losses represent an estimation done pursuant to either Financial Accounting Standards Board (FASB) Statement No. 5, Accounting for Contingencies, or FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan.  The allocated component of the allowance for loan losses reflects expected losses resulting from an analysis developed through specific credit allocations for individual or pools of loans and historical loss experience for each loan category.  The specific allocations are based on a regular review of all loans where the internal credit rating is at or below a predetermined classification.  The historical loan loss element is determined statistically using loss experience and the related internal gradings of loans charged off.  The analysis is performed quarterly, and loss factors are updated regularly based on actual experience.  The allocated component of the allowance for loan losses also includes consideration of the amounts necessary for any concentrations and changes in portfolio mix and volume.

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

952131.1/13193.16317

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

9.              Other Real Estate

Other real estate consists of properties acquired through foreclosure and is recorded at the lower of cost or current appraised value less estimated expense to sell.  The Bank writes down other real estate annually in accordance with state banking regulations.  Any write-down from the cost to estimated fair market value required at the time of foreclosure is charged to the allowance for loan losses.  Subsequent gains or losses, including write-downs, on other real estate are reported in other operating income or expenses.  At December 31, 2007, and 2006, other real estate of $716,000 and $365,000, respectively, is included in other assets.

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

11.         Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for each year.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if any dilutive potential common shares had been issued.  For the three years ended December 31, 2007, there were no potential dilutive common shares.  All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends.
( Continued )

    SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

11.         Net Income per Share  (Continued)

Presented below is a summary of the components used to calculate basic net income per share for the years ended December 31, 2007, 2006, and 2005 (as restated for stock dividends):

	2007	2006	2005
	(In thousands, except per share data)
Basic Net Income Per Share

Weighted average common shares outstanding	2,882	2,880	2,879

Net income	$7,435	$7,240	$6,607

Basic net income per share	$2.58	$2.51	$2.29

12.         Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and noninterest-bearing and readily available interest-bearing deposits due from other banks.

13.         Advertising

Advertising costs are expensed as incurred. Advertising expense for 2007 and 2006 was approximately $251,000 and $267,000, respectively.

14.         Goodwill

Prior to 2002, goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities, was being amortized on a straight-line basis over the period of expected benefit of 15 years.  Effective January 1, 2002, the Corporation and its subsidiaries adopted the provisions of FASB No. 142, Goodwill and Other Intangible Assets.  Under this statement, goodwill is no longer amortized over its estimated useful life, but is subject to an assessment for impairment using a fair value based test at least annually.  If impaired, the asset is written down to its estimated fair value.

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

17.         Business Segments

FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, requires public companies to report (i) certain financial and descriptive information about their reportable operating segments (as defined) and (ii) certain enterprise-wide financial information about products and services, geographic areas, and major customers.  Management believes the Corporation's principal activity is community banking and that any other activities are not considered significant segments.

18.         Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies whenever assets or liabilities are required or permitted to be measured at fair value under currently existing standards.  No additional fair value measurements are required under this Statement.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years but earlier adoption is permitted.  The Corporation adopted SFAS 157 in 2007 and complied with the requirements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Earlier adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of FASB Statement No. 157, Fair Value Measurements.  The Corporation adopted SFAS 159 in 2007.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

18.         Accounting Pronouncements (Continued)

Emerging Issues Task Force (“EITF”) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements. EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, an entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions. The Corporation expects to adopt EITF 06-4 effective as of January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The amount of the adjustment is not expected to be significant.

NOTE B - RESERVE REQUIREMENTS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank.  The required reserve at December 31, 2007 and 2006, was $406,000 and $269,000, respectively.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 2007 and 2006, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
December 31,2007:
Securities available-for-sale:
U. S. Government agencies	$1,491	$45	$-	$1,536
Mortgage-backed securities	34,318	185	51	34,452
State and local political
subdivisions	29,827	383	42	30,168

	$65,636	$613	$93	$66,156

Securities held-to maturity:
State and local political
subdivisions	$7,235	$209	$2	$7,442

December 31, 2006:
Securities available-for-sale:
U. S. Government agencies	$5,486	$11	$56	$5,441
Mortgage-backed securities	21,170	35	290	20,915
State and local political
subdivisions	34,439	451	218	34,672

	$61,095	$497	$564	$61,028

Securities held-to maturity:
State and local political
subdivisions	$7,850	$327	$27	$8,150

( Continued )

952131.1/13193.16317

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES  (Continued)

The scheduled maturities of securities at December 31, 2007, are as follows:
	Available-For-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Due in one year or less	$3,000	$3,012	$220	$220
Due after one year through five years	13,565	13,729	995	996
Due after five years through ten years	7,954	8,011	1,535	1,578
Due after 10 years	6,799	6,952	4,485	4,648
Mortgage-backed securities	34,318	34,452	-	-

	$65,636	$66,156	$7,235	$7,442

Investment securities with a carrying value of $38,555,000 and $32,408,000 at December 31, 2007 and 2006, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

Gross gains of $0 in 2007, $39,000 in 2006 and $53,000 in 2005, and gross losses of 448,000 in 2007, $292,000 in 2006 and $105,000 in 2005, were realized on securities available-for-sale.

The details concerning securities classified as available for sale with unrealized losses as of December 31, 2007 and 2006, were as follows:

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2007
U. S. Government
agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed
securities	3,699	11	6,060	40	9,759	51
State and local political
subdivisions	3,696	19	2,296	23	5,992	42

	$7,395	$30	$8,356	$63	$15,751	$93

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES  (Continued)

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2006
U. S. Government
agencies	$-	$-	$3,939	$56	$3,939	$56
Mortgage-backed
securities	5,203	20	13,218	270	18,421	290
State and local political
subdivisions	4,337	18	14,095	200	18,432	218

	$9,540	$38	$31,252	$526	$40,792	$564

The details concerning securities classified as held to maturity with unrealized losses as of December 31, 2007 and 2006, were as follows:

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2007
State and local political
subdivisions	$-	$-	$693	$2	$693	$2

2006
State and local political
subdivisions	$-	$-	$1,538	$27	$1,538	$27

As of December 31, 2007, approximately 20% of the number of securities in the portfolio reflected an unrealized loss.  Management is of the opinion the Corporation has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  Management also believes the deterioration in value is attributable to changes in market interest rates and not to the credit quality of the issuer.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - LOANS

Major classifications of loans were as follows:
	December 31,
	2007	2006
	(In thousands)
Commercial, financial and agricultural	$39,135	$38,349
Real estate - construction and development	124,714	105,545
Real estate - mortgage	151,998	153,525
Installment loans to individuals	24,624	26,858
Other	2,718	2,381
	343,189	326,658
Less allowance for loan losses	(4,729)	(4,334)
	$338,460	$322,324

Included in the above are customer demand deposits in overdraft status of approximately $975,000 at December 31, 2007, and $597,000 at December 31, 2006.

Transactions in the allowance for loan losses were as follows:
	Years Ended December 31,
	2004	2006	2005
	(In thousands)
Balance at beginning of year	$4,334	$3,899	$3,598
Charge-offs during year	(2,400)	(1,214)	(1,617)
Receoveries on loans previously
charged off	1,640	684	478
Provision charged to opening expense	1,155	965	1,440

Balance at end of year	$4,729	$4,334	$3,899

At December 31, 2007 and 2006, the recorded investment in loans considered to be impaired totaled approximately $2,329,000 and $1,935,000, respectively.  The allowance for loan losses related to these loans approximated $586,000 and $472,000 at December 31, 2007 and 2006, respectively.  The average recorded investment in impaired loans during the years ended December 31, 2007 and 2006, was approximately $2,137,000 and $1,365,000, respectively.  For the years ended December 31, 2007, 2006, and 2005, the amount of income recognized on impaired loans was immaterial. At December 31, 2007 and 2006, nonaccrual loans amounted to approximately $1,043,000 and $819,000, respectively, and loans past due ninety days or more and still accruing interest amounted to approximately $1,725,000 and $1,489,000, respectively.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

	Estimated Useful	December 31,
	Life in Years	2007	2006
		(In thousands)
Land	-	$ 6,347	$ 4,734
Buildings and improvements	10 - 40	16,825	16,935
Furniture and equipment	3 - 10	7,059	6,936
		30,231	28,605
Less accumulated depreciation and amortization		(7,159)	(6,636)

		$ 23,072	$ 21,969

The amount charged to operating expense for depreciation was $1,072,000 for 2007, $913,000 for 2006, and $798,000 for 2005.

NOTE F - TIME DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at 2007 and 2006 was $90,299,000 and $77,169,000, respectively.

Projected maturities of time deposits included in interest-bearing deposits at December 31, 2007, are as follows (in thousands):

Year	Amount
2008	157,761
2009	2,805
2010	2,776
2011	918
2012	1,254
Thereafter	10,291
$175,805

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - BORROWED FUNDS

Borrowed funds consisted of the following:
	December 31,
	2007	2006
	(In thousands)

FHLB Advances	$23,082	$25,937
Treasury tax and loan note	390	1,443

	$23,472	$27,380

The Bank has outstanding advances from the FHLB under a blanket agreement for advances and a security agreement (Agreements). The Agreements entitle the Bank to borrow funds from FHLB to fund mortgage loan programs and to satisfy certain other funding needs.  Advances from the FHLB have maturity dates ranging from March, 2008, through September, 2032.    Interest is payable monthly at rates ranging from 2.790% to 5.810%.  The advances are collateralized by FHLB capital stock, amounts on deposit with the FHLB, and a blanket lien on first mortgage, small business, and agricultural loans equal to the advances outstanding.  FHLB advances available and unused at December 31, 2007, totaled $77.1 million.

The treasury tax and loan note generally matures within one to sixty days from the transaction date.  Interest is paid at an adjustable rate as set by the U. S. Government.

Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis.

Annual principal repayment requirements on FHLB borrowings at December 31, 2007, are as follows:

Year	Amount
(In thousands)
2008	$1,655
2009	3,686
2010	718
2011	751
2012	8,787
Thereafter	7,485

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - EMPLOYEE RETIREMENT PLANS

The Bank has a defined contribution plan which incorporates the provisions of a deferred compensation plan [401(k)] covering all employees who perform 1,000 hours of service annually, have one year of service and are age twenty-one or older.  The Bank’s contribution is 2% of salaries, and employees may contribute up to 15% of their salary which is matched by the Bank up to an additional 3%.  Additional Bank contributions are subject to Board discretion. The Bank’s contribution was approximately $319,000 for 2007, $289,000 for 2006, and $248,000 for 2005.

The Bank also has an employee stock ownership plan (ESOP) covering the same group of employees as the 401(k) plan, which is funded at the discretion of the Board. The ESOP invests primarily in the stock of the Corporation.  Dividends on ESOP shares are recorded as a reduction of retained earnings and the shares are considered outstanding for earnings per share computation. Bank contributions were approximately $289,000 for 2007, $275,000 for 2006, and $261,000 for 2005.  The ESOP held 186,854 and 198,712 shares of Corporation common stock, of which 186,854 and 198,711 were allocated shares, at December 31, 2007 and 2006, respectively.

NOTE I - COMPREHENSIVE INCOME

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting amounts that are displayed as part of other comprehensive income.  The disclosures of the reclassification amounts are as follows:

	Years Ended December 31,
	2007	2006	2005
	( In thousands)
Net unrealized (losses) gains on
available-for-sale securities	138	88	(1,273)
Reclassification adjustment for net losses
(gains) realized in income	$448	$253	$52
Net change in unrealized gains (losses)	586	341	(1,221)
Tax effect	(219)	(127)	456

Net change in unrealized gains (losses) on
securities available-for-sale, net of tax	$367	$214	$(765)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - INCOME TAXES

The provision for income taxes including the tax effects of securities transactions is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Current:
Federal	$2,672	$2,820	$2,352
State	432	451	378
Deferred	51	78	(23)

	$3,155	$3,349	$2,707

The difference between the total expected tax expense at the federal tax rate and the reported income tax expense is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Tax on income before income taxes	$3,601	$3,600	$3,167

Increase (decrease) resulting from:
Tax-exempt income	(630)	(636)	(719)
Disallowed interest expense	74	72	54
State income taxes, net of federal benefit	285	298	250
Other, net	(174)	15	(45)

	$3,155	$3,349	$2,707

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - INCOME TAXES  (Continued)

The components of the net deferred tax included in the consolidated balance sheets are as follows:

	December 31,
	2007	2006
	( In thousands)
Deferred tax assets:
Allowance for loan losses	$1,500	$1,429
Unrealized loss on secuities	-	25
available for sale
Other	21	17
	1,521	1,471

Deferred tax liabilities
Premises and equipment	(156)	(163)
Unrealized gain on securities
available for sale	(194)	-
Other	(963)	(830)
	(1,313)	(993)

Net deferred tax asset (liability)	$208	$478

Effective January 1, 2007, the Corporation adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109 (the Interpretation). This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of this Interpretation had no impact on the consolidated financial statements.

NOTE K – COMMITMENTS AND CONTINGENT LIABILITIES

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
	Contractual Amount
	2007	2006
	(In thousands)

Commitments to extend credit	$48,799	$38,356
Credit card arrangements	2,491	2,352
Letters of credit	18,910	15,961

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – COMMITMENTS AND CONTINGENT LIABILITIES    (Continued)

Commitments to extend credit, credit card agreements, commercial letters of credit, and standby letters of credit include some exposure to credit loss in the event of nonperformance of the customer. The  Bank’s credit policies and procedures for such commitments and financial guarantees are the same as those used for lending activities.  Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk.  No significant losses on commitments were incurred during the three years ended December 31, 2007, nor are any significant losses as a result of these transactions anticipated.

The Bank leases property for branch offices under a noncancellable lease agreement that expires in 2012.  The lease is for a five-year period with an option to renew.  The total minimum rental commitment at December 31, 2007, under the leases is approximately $51,000 which is due as follows:

Year	Amount

2008	$10,200
2009	10,200
2010	10,200
2011	10,200
2012	10,200

$51,000

The annual rental expense was $9,600 for 2007, 2006, and 2005.

The Bank is a defendant in various pending and threatened legal actions arising in the normal course of business.  In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of these matters will not have a material effect on the consolidated financial statements.

NOTE L - RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest.  In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices and are within applicable regulatory and lending limitations.  Such loans amounted to approximately $6,218,000 and $4,749,000 at December 31, 2007 and 2006, respectively.

952131.1/13193.16317

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted average total assets (leverage). Management’s contention is that, as of December 31, 2007, the Corporation and its subsidiary bank exceed all capital adequacy requirements.

At December 31, 2007, the Bank was categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action.  A financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a Tier 1 leverage capital ratio of 5% or more.  There are no conditions or anticipated events that, in the opinion of management, would change the categorization.

The actual capital amounts and ratios at December 31, 2007 and 2006, are presented in the following table.  No amount was deducted from capital for interest-rate risk exposure.
	Security Capital
	Corporation
	(Consolidated)		Bank
	Amount	Ratio	Amount	Ratio
	($ In thousands)
December 31, 2007
Total risk-based	$57,805	15.3%	$55,152	14.7%
Tier 1 risk-based	53,106	14.1%	50,453	13.4%
Tier 1 leverage	53,106	11.1%	50,453	10.6%

December 31, 2006
Total risk-based	$52,485	14.7%	$50,503	14.2%
Tier 1 risk-based	48,151	13.5%	46,169	13.0%
Tier 1 leverage	48,151	10.6%	46,169	10.2%

( Continued )

952131.1/13193.16317

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - REGULATORY MATTERS  (Continued)

The minimum amounts of capital and ratios as established by banking regulators at December 31, 2007 and 2006, were as follows:

	Security Capital
	Corporation
	(Consolidated)		Bank
	Amount	Ratio	Amount	Ratio
	(In thousands)

December 31, 2007
Total risk-based	$30,229	8.0%	$30,071	8.0%
Tier 1 risk-based	15,114	4.0%	15,035	4.0%
Tier 1 leverage	14,407	3.0%	14,348	3.0%

December 31, 2006
Total risk-based	$28,534	8.0%	$28,376	8.0%
Tier 1 risk-based	14,267	4.0%	14,188	4.0%
Tier 1 leverage	13,645	3.0%	13,586	3.0%

NOTE N - DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments.  The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

952131.1/13193.16317

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

The estimated fair values of the financial instruments, none of which are held for trading purposes, were as follows:
	December 31, 2007		December 31, 2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)

Financial assets:
Cash and cash equivalents	$19,806	$19,806	$23,447	$23,447
Certificates of deposit with
other banks	198	198	198	198
Securities available-for-sale	66,156	66,156	61,028	61,028
Securities held-to-maturity	7,235	7,442	7,850	8,150
Securities, other	2,028	2,028	2,250	2,250
Loans	343,189	345,138	326,658	327,008
Financial liabilities:
Noninterest-bearing deposits	58,373	58,373	59,380	59,380
Interest-bearing deposits	330,360	333,457	307,319	306,118
FHLB and other borrowings	27,472	25,424	35,380	33,935

(Continued)

952131.1/13193.16317

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS  (Continued)

The following table summarizes the valuation of the assets and liabilities that the Corporation measures at fair value  on a recurring basis, by the SFAS No. 157 pricing observability levels as of December 31, 2007, (in thousands):

Description	Level I	Level II	Total
Available-for-sale securities	$ -	$66,156	$66,156

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

NOTE P - CONDENSED PARENT COMPANY STATEMENTS

Balance sheets as of December 31, 2007 and 2006, and statements of income and cash flows for the years ended December 31, 2007, 2006, and 2005 of Security Capital Corporation (parent company only) are presented below:

BALANCE SHEETS
	December 31,
	2007	2006
	(In thousands)

Assets
Cash and cash equivalents	$531	$50
Investment in subsidiaries	55,206	50,515
Land and buildings	1,924	1,924
Other assets	279	401
	$57,940	$52,890

Liabilities and Shareholders' Equity
Notes payable	$790	$815
Other liabilities	211	91
Shareholders' equity	56,939	51,984
	$57,940	$52,890

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - CONDENSED PARENT COMPANY STATEMENTS  (Continued)

STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Income
Dividends from subsidiary	$3,300	$2,888	$2,695
Other	123	89	53

	3,423	2,977	2,748

Expense (total)	311	425	202

Income before income taxes and equity in
undistributed earnings of subsidiaries	3,112	2,552	2,546
Income tax (expense) benefit	70	61	56
Income before equity in undistributed earnings
of subsidiaries	3,182	2,613	2,602
Equity in undistributed earnings of subsidiaries
in excess of dividends	4,253	4,627	4,005

Net income	$7,435	$7,240	$6,607

( Continued )

952131.1/13193.16317

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - CONDENSED PARENT COMPANY STATEMENTS  (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash Flows from Operating Activities
Net income	$7,435	$7,240	$6,607
Equity in subsidiaries' earnings	(4,253)	(4,572)	(4,005)
Other, net	63	(74)	80

Net cash provided by operating activities	3,245	2,594	2,682

Cash Flows From Investing Activities
Purchases of assets	-	(195)	(1,179)
Proceeds from sale of other asset	-	440	-
Other, net	108	-	(2)

Net cash provided by (used in) investing activities
of subsidiaries	108	245	(1,181)

Cash Flows From Financing Activities
Dividends paid on common stock	(2,882)	(2,744)	(2,611)
Proceeds from debt obligations	-	-	930
Repayment of debit obligations	(25)	(155)
Other, net	35	87	87

Net cash used in financing activities	(2,872)	(2,812)	(1,594)

Net increase (decrease) in cash and cash equivalents	481	27	(93)

Cash and cash equivalents at beginning of year	50	23	116

Cash and cash equivalents at end of year	$531	$50	$23

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE
   AMOUNTS (UNAUDITED)

	Three Months Ended
	Mar. 31	30-Jun	Sept. 30	Dec. 31
	(In thousands, except per share data)

2007
Total interest income	$8,147	$8,645	$8,814	$8,527
Total interest expense	3,242	3,513	3,459	3,485
Net interest income	4,905	5,132	5,355	5,042
Provision for loan losses	273	161	273	448
Net interest income after
provision for loan losses	4,632	4,971	5,082	4,594
Total noninterest income, excluding
securities gains (losses)	1,771	1,774	1,744	2,008
Securities gains (losses)	(448)	-	-	-
Total noninterest expenses	3,739	4,018	3,705	4,076
Income taxes	700	831	804	820

Net income	$1,516	$1,896	$2,317	$1,706

Per share: (1)
Net income	$0.53	$0.66	$0.80	$0.59
Cash dividends declared	-	-	-	1.00

(1) Restated for stock dividends.

( Continued )

952131.1/13193.16317

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE
   AMOUNTS (UNAUDITED)  (Continued)

	Three Months Ended
	Mar. 31	30-Jun	Sept. 30	Dec. 31
	(In thousands, except per share data)

2006
Total interest income	$7,006	$7,685	$8,081	$7,814
Total interest expense	2,319	2,669	3,198	3,337
Net interest income	4,687	5,016	4,883	4,477
Provision for loan losses	241	242	241	241
Net interest income after
provision for loan losses	4,446	4,774	4,642	4,236
Total noninterest income, excluding
securities gains (losses)	1,597	1,561	1,705	2,316
Securities gains (losses)	(13)	6	28	(274)
Total noninterest expenses	3,451	3,587	3,537	3,860
Income taxes	797	927	926	699

Net income	$1,782	$1,827	$1,912	$1,719

Per share: (1)
Net income	$0.62	$0.63	$0.66	$0.60
Cash dividends declared	-	-	-	1.00

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

As required by Rule 13a-15(b) of the Securities Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of December 31, 2007, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007, our controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported in accordance with the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

The board of directors, primarily through its audit committee, oversees the adequacy of the Company’s internal control structure.  The audit committee, whose members are neither officers nor employees of the Company, meets periodically with management, internal auditors and internal credit examiners, if required, to review the functioning of each and to ensure that each is properly discharging its responsibilities.  In addition, T. E. Lott and Company, an independent registered public accounting firm, was engaged to audit the Company’s financial statements and express an opinion as to the fairness of presentation of such financial statements.  T. E. Lott and Company was also engaged to audit the Company’s internal control over financial reporting.  The report of T. E. Lott and Company follows this report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework”  issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, management believes that, as of December 31, 2007, the Company maintained effective control over financial reporting.

Remediation of Material Weaknesses in Internal Control

Not Applicable

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the fourth quarter of 2007 or thereafter.

ITEM 9B.   OTHER INFORMATION

Not Applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Included under the heading "Information Concerning Nominees and Directors" in the Company's Proxy Statement dated April 4, 2008, and incorporated by reference herein.

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

ITEM 11.  EXECUTIVE COMPENSATION

Included under the heading "Executive Compensation" in the Company's Proxy Statement dated April 4, 2008, and incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER  MATTERS

Included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement dated April 4, 2008, and incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Included under the heading "Certain Relationship and Related Transactions” in the Company's Proxy Statement dated April 4, 2008, and incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Included under the heading "Independent Public Accountants and Fees" in the Company's Proxy Statement dated April 4, 2008, and incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

Documents Filed as Part of This Annual Report on Form 10-K

(a)	Independent Registered Public Accountants’ Report

(b)	Consolidated Financial Statements – See the Financial Statements included in Item 8.

(c)
Financial Statement Schedules – Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.

(d)
Exhibits – The exhibits filed as part of this Annual Report on Form 10-K are identified in the Exhibit Index, which Exhibit Index specifically identifies those exhibits that describe or evidence all management contracts and compensation plans or arrangements required to be filed as exhibits to this report.  Such Exhibit Index is incorporated herein by reference.

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Security Capital Corporation

Date: March 14, 2008	By /s/ Frank West
      Frank West, Chief Executive Officer

Date: March 14, 2008                                                      By   /s/ Connie Hawkins
      Connie Hawkins, Chief Financial Officer

DATE:	March 14, 2008
/s/ Larry Pratt, Director

DATE:	March 14, 2008
/s/ Frank West, Director

DATE:	March 14, 2008
/s/ Laney Funderburk, Director

DATE:	March 14, 2008
/s/ Joe Brown, Director

DATE:	March 14, 2008
/s/ Ben Smith, Director

DATE:	March 14, 2008
/s/ Ken Murphree, Director

DATE:	March 14, 2008
/s/ Will Hays, Director

DATE:	March 14, 2008
/s/ Steve Ballard, Director

DATE:	March 14, 2008
/s/ Tony Jones, Director

952131.1/13193.16317

Exhibit Index

		Reference to
		Prior Filing or
Exhibit		Exhibit Number
Number	Document	Attached Hereto
3.1	Registrant's Articles of Incorporation	*

3.2	Registrant's Bylaws	*

21	Subsidiaries of the registrant	21

31.1	Rule 13a-14(a) Certification of the Company's President	31.1
	and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company's Chief	31.2
	Financial Officer

32.1	Section 1350 Certification of the Company’s President	32.1
	and Chief Executive Officer

32.2	Section 1350 Certification of the Company’s Chief	32.2
	Financial Officer

*	Filed on March 31, 2003, as an exhibit to the Registrant’s Registration Statement
	on Form 10-SB (File No. 000-50224),and incorporated herein by reference