Form 10-K/A
period 2007-12-31
SECURITY CAPITAL CORP/MS
filed 2008-03-24
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No.1

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

Explanatory Note: The Company hereby amends its Annual Report on Form 10-K for the year ended December 31, 2007 to  include the Auditor's Report of Independent Registered Public Accounting Firm on page 71 and 72 herein.  The letter was inadvertantly omitted from the Company's Annual Report on Form 10-K previously filed on March 14,2008.

952131.1/13193.16317

CROSS REFERENCE INDEX

		Page
PART I
Item 1	Business	2
Item 1A	Risk Factors	10
Item 1B	Unresolved Staff Comments	15
Item 2	Properties	15
Item 3	Legal Proceedings	16
Item 4	Submission of Matters to a Vote of Security Holders	16

PART II

Item 5	Market for the Registrant's Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	16
Item 6	Selected Financial Data	17
Item 7	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	18
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	40
Item 8	Financial Statements and Supplementary Data	40
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	73
Item 9A	Controls and Procedures	73
Item 9B	Other Information	74

PART III

Item 10	Directors, Executive Officers, and Corporate Governance	74
Item 11	Executive Compensation	74
Item 12	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters	74
Item 13	Certain Relationships, Related Transactions, and Director Independence	75
Item 14	Principal Accounting Fees and Services	75

Part IV

Item 15	Exhibits and Financial Statement Schedules	75
Signatures		76
Index to Exhibits		77
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

REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
Security Capital Corporation

We have audited the accompanying consolidated balance sheets of Security Capital Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. We also have audited Security Capital Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Security Capital Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

To the Audit Committee of the
Board of Directors and Shareholders

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Capital Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Security Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ T. E. LOTT & COMPANY

Columbus, Mississippi
March 12, 2008

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