Form 10-Q
period 2008-03-31
SECURITY CAPITAL CORP/MS
filed 2008-05-09
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	March 31, 2008
-------------------------

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	000-50224
------------------

SECURITY CAPITAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0681198
(STATE OF INCORPORATION)	(I. R. S. EMPLOYER IDENTIFICATION NO.)

295 HIGHWAY 6 WEST/ P. O. BOX 690
BATESVILLE, MISSISSIPPI	38606
--------------------------------------------------------	----------------------------------------------------------
(ADDRESS OF PRINCIPAL	(ZIP CODE)
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.)

[      ] YES                      [ X ] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AS OF MARCH 31, 2008.

TITLE	OUTSTANDING
COMMON STOCK, $5.00 PAR VALUE	2,882,009

SECURITY CAPITAL CORPORATION
FORM 10-Q

FIRST QUARTER 2008 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets
March 31, 2008 (unaudited) and December 31, 2007

Consolidated Statements of Income
Three months ended March 31, 2008 and 2007 (unaudited)

Consolidated Statements of Comprehensive Income
Three months ended March 31, 2008 and 2007 (unaudited)

Consolidated Statements of Cash Flows
Three months ended March 31, 2008 and 2007 (unaudited)

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

PART 1 – FINANCIAL INFORMATION
ITEM NO.1 FINANCIAL STATEMENTS

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)
	(Unaudited)
	March 31,	Dec. 31,
	2008	2007
ASSETS

Cash and due from banks	$16,808	$19,163
Interest-bearing deposits with banks	21,098	643
Total cash and cash equivalents	37,906	19,806
Federal funds sold	8,500	-
Term deposits with other banks	198	198
Securities available-for-sale	71,941	66,156
Securities held-to-maturity, estimated fair value of	7,015	7,235
$7,042 in 2008 and $7,442 in 2007
Securities, other	2,149	2,028
Total securities	81,105	75,419
Loans, less allowance for loan losses of
$4,507 in 2008 and $4,729 in 2007	336,970	338,460
Interest receivable	5,747	6,158
Premises and equipment	23,066	23,072
Intangible assets	3,874	3,874
Cash surrender value of life insurance	6,130	6,075
Other assets	4,038	3,468
Total Assets	$507,534	$476,530
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$57,685	$58,373
Time deposits of $100,000 or more	84,896	90,299
Other interest-bearing deposits	267,484	240,061
Total deposits	410,065	388,733
Interest payable	1,778	1,953
Federal funds purchased	-	4,000
Borrowed funds	32,775	23,472
Other liabilities	3,625	1,433
Total Liabilities	448,243	419,591
Shareholders' equity:
Common stock - $5 par value, 5,000,000 shares
authorized, 2,890,811 shares issued in 2008
and 2007	14,454	14,454
Surplus	40,703	40,701
Retained Earnings	3,102	1,502
Accumulated other comprehensive income	1,076	326
Treasury stock, at par, 8,802 shares and 8,852
shares in 2008 and 2007, respectively	(44)	(44)
Total Shareholders' Equity	59,291	56,939

Total Liabilities and Shareholders' Equity	$507,534	$476,530

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)
	(Unaudited)
	For the three months
	ended March 31,
	2008	2007

INTEREST INCOME
Interest and fees on loans	$6,822	$7,199
Interest and dividends on securities	912	796
Federal funds sold	48	61
Other	91	91
Total interest income	7,873	8,147

INTEREST EXPENSE
Interest on deposits	2,540	2,934
Interest on borrowings	204	286
Interest on federal funds purchased	14	22
Total interest expense	2,758	3,242

Net Interest Income	5,115	4,905

Provision for loan losses	573	273

Net interest income after provision
for loan losses	4,542	4,632

OTHER INCOME
Service charges on deposit accounts	1,285	1,262
Trust Department income	266	271
Securities gains (losses), net	2	-
Impairment loss on securities	-	(448)
Other income	351	238
Total other income	1,904	1,323

OTHER EXPENSES
Salaries and employee benefits	2,700	2,501
Occupancy expense	599	592
Other operating expense	844	646
Total other expenses	4,143	3,739

INCOME BEFORE PROVISION
FOR INCOME TAXES	2,303	2,216

PROVISION FOR INCOME TAXES	626	700

NET INCOME	$1,677	$1,516

BASIC NET INCOME PER SHARE	$0.58	$0.53

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar amounts presented in thousands)
	(Unaudited)

	For the three months
	ended March 31,
	2008	2007

Net income	$1,677	$1,516

Other comprehensive income, net of tax:

Unrealized holding gains/(losses)	750	(69)

Comprehensive income	$2,427	$1,447

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts presented in thousands)
	(Unaudited)
	Three months ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	1,677	1,516
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	573	273
Amortization of premiums and discounts on securities, net	10	51
Depreciation and amortization	303	279
FHLB stock dividend	(16)	(23)
Loss (gain) on securities, net	(2)	-
Impairment loss on securities	-	448
(Gain) loss on sale/disposal of other assets	68	(12)
Changes in:
Interest receivable	411	(148)
Cash value of life insurance, net	(55)	(50)
Other assets	(995)	129
Interest payable	(175)	(34)
Other liabilities	2,192	742
Net cash provided by operating activities	3,991	3,171

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (Increase) in loans	1,712	(9,639)
Purchase of securities available for sale	(6,905)	(5,343)
Proceeds of maturities and calls of securities available for sale	970	2,060
Proceeds of maturities and calls of securities held to maturity	220	210
Additions to premises and equipment	(272)	(192)
Proceeds from sale of other assets	246	329
Changes in:
Federal funds sold	(8,500)	(3,000)
Net cash used in investing activities	(12,529)	(15,575)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
Deposits	21,332	35,570
Federal Funds purchased	(4,000)	(8,000)
Reissuance of treasury stock	2	25
Repayment of debt	(1,551)	(30,287)
Proceeds from issuance of debt	10,855	18,760
Net cash provided by financing activities	26,638	16,068

Net increase in cash and cash equivalents	18,100	3,664

Cash and cash equivalents at beginning of year	19,806	23,447

Cash and cash equivalents at end of period	37,906	27,111

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$2,933	$3,276
Income taxes	-	-

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, please refer to the Company’s Form 10-K filed March 14, 2008, which includes the consolidated financial statements and footnotes for the year ended December 31, 2007.

NOTE B – SUMMARY OF ORGANIZATION

Security Capital Corporation (the “Company”) was incorporated September 16, 1982, under the laws of the State of Mississippi for the purpose of acquiring First Security Bank and serving as a one-bank holding company.

First Security Bank (the “Bank” or the “subsidiary Bank”) and Batesville Security Building Corporation are wholly owned subsidiaries of the Company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951, and engages in a wide range of commercial banking activities and emphasizes its local management, decision-making and ownership.  The Bank offers a full range of banking services designed to meet the basic financial needs of its customers.  These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts.  The Bank also offers a wide range of personal and corporate trust services and commercial, agricultural, mortgage and personal loans. Its full-service banking locations expanded to eleven with the October 31, 2001, opening in Olive Branch, Mississippi, the July 1, 2002, opening in Hernando, Mississippi and the August 2003 opening in Pope, Mississippi.  A twelfth full service branch opened in Southaven, Mississippi in April of 2005.  The Robinsonville banking location was provided with a new facility in July of 2006.  The thirteenth location was ready for occupancy at the end of September of 2006 and is located at the corner of Goodman Road and Pleasant Hill Road in Desoto County.  Each of these newly constructed buildings represents state of the art facilities and will meet the needs of the staff and the level of customer activity.  To better serve the customers in northern Panola County, an additional location in Sardis opened in October of 2006. In August of 2007, land was purchased for a future banking facility on the corner of Goodman Road and Highway 309 in Marshall County, Mississippi and work has begun on preparing the site for the construction of the building.  In the first quarter of 2008, land was purchased for a future banking site in the Hernando area.  In addition, a land purchase has been negotiated for a lot east of Interstate Highway 55 which will be the location of the fourth branch in Batesville.

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

	For the Three Months Ended
	March 31, 2008
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$ 1,677,331	2,881,993	$ 0.58

	For the Three Months Ended
	March 31, 2007
	(as restated for stock dividend)
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$ 1,516,435	2,881,502	$ 0.53

ITEM NO. 1A RISK FACTORS

There are no material changes to the Company’s risk factors that was previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

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

The subsidiary Bank represents the primary assets of the Company.   On March 31, 2008, First Security Bank had approximately $505.8 million in assets compared to $474.9 million at March 31, 2007.  Loans increased to $343.2 million at March 31, 2008, from $338.0 million at March 31, 2007.  Deposits increased by $8.2 million from March 31, 2007 to March 31, 2008, for a total of $410.6 million.  For the three months ended March 31, 2008, and March 31, 2007, the Bank reported net income of approximately $1,717,344 and $1,553,568, respectively.

CHANGES IN FINANCIAL CONDITION

The cash and cash equivalents of $37.9 million at March 31, 2008, reflected an increase of $18.1 million from the cash position of $19.8 million at December 31, 2007.  This increase is attributed to a seasonal fluctuation in normal bank transactions.  The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the bank.

The earning assets at December 31, 2007, were $425.9 million and at March 31, 2008, were $458.6 million.  The   increase is attributable to the growth in the securities portfolio and short term investments such as federal funds sold.  The premises and equipment, net of accumulated depreciation, at March 31, 2008, totaled approximately $23.1 million – reflecting a small increase of $272 thousand for the first three months in 2008.  The increase can be attributable to the purchase of land for future banking locations and the required upgrade in equipment, offset by disposals and depreciation.  Investment securities increased from $75.4 million at December 31, 2007, to $81.1 million at March 31, 2008.  Other assets increased to $4.0 million at March 31, 2008, from $3.5 million at December 31, 2007.

Deposit liabilities of $410.1 million at March 31, 2008, reflected a 1.94% growth or a $7.8 million increase from the deposit liabilities of $402.3 at March 31, 2007.  The fluctuation in deposits during the first three months is attributable to a normal seasonal increase and an increase in public funds.  An increase in deposits decreases the amount of long-term borrowings and short-term borrowings needed for funding investments in loans and facilities.  Short-term borrowings provide a tool in providing the funding for unforeseen deposit withdrawals and seasonal loan demands.  Due to the increase in deposits, the need for short-term funding was eliminated at March 31, 2008 and resulted in a decrease of $4.0 million from the borrowings in federal funds purchased at December 31, 2007.

The net unrealized gain on available-for-sale securities reflected in accumulated other comprehensive income (loss) in shareholders’ equity at December 31, 2007, was $326 thousand.  At March 31, 2008, accumulated other comprehensive income (loss) reflected a net unrealized gain on available-for-sale securities of $1,076 thousand.   The change over these reporting periods reflects the volatile nature of the market.  The changes in the market affected accumulated other comprehensive income (loss) with a net increase of $750 thousand for the three months ended March 31, 2008 and a decrease of $69 thousand for the three months ended March 31, 2007.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company.  The following identify some of the changes for the three months ended March 31, 2008:  purchase of securities of $6.9 million; maturities and calls of securities of $1.2 million; an increase of $21.3 million in deposits; $10.1 million in new Federal Home Loan Bank advances; and an increase of $8.5 million in federal funds sold.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks.  The loan portfolio is represented by the following mix:  Commercial 7.36%; Agricultural 1.83%; Real Estate 83.15%; Consumer 7.34% and Other .32%.  The major components of the real estate loans are 42.57% for construction and land development property, 23.54% for first liens on 1-4 family residential property and 29.10% for nonfarm and nonresidential property.

At March 31, 2008, the subsidiary Bank had loans past due as follows:
(in thousands)
Past due 30 days through 89 days	$10,412
Past due 90 days or more and still accruing	$ 2,423

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection.  The non-accrual loans at March 31, 2008, totaled $423.7 thousand.  Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose.  Other real estate at March 31, 2008, totaled $1,063 thousand.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms.  The subsidiary Bank had no restructured loans at March 31, 2008.

For the three months ended March 31, 2008, the Company experienced $1,379 thousand in charge-offs of loans and $584 thousand in recoveries of loans for a net decrease effect to the Allowance for Loan Losses of $795 thousand.  The net charge-offs represent .23% of average loans.  Of the $1,379 thousand charge to the Allowance for Loan Losses, the breakdown, per loan category, is:  52.21% for construction and land development; 1.09% for 1-4 family residential loans; .65% for nonfarm nonresidential loans and 46.05% for consumer loans.  Consumer loan collections of $538 thousand represent the major component of the $584 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity.    The asset and liability reports for March 31, 2008, substantiate that the Company remains in a neutral position to changes in rates. A 1% increase or decrease in market rates will basically not affect net interest income.  The Company’s policy allows for no more than a 10% movement in NII (net interest income) in a 200 basis point ramp of market rates over a one-year period.  When funds exceed the needs for reserve requirements or short-term liquidity needs, the Company will increase its security investments or invest in federal funds.  It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs.

The financial status at March 31, 2008, reflects a net interest margin of 4.6873.  This ratio is consistent with prior periods and represent the continuing effort of management in managing the rates and the funding.  At March 31, 2008, the regulatory liquidity ratio of 22.93% and the volatile dependency ratio of 9.49% are well within the bank’s policy requirement of a minimum liquidity ratio of 15% and 20%, respectively.  In addition, the core deposits represent 63.35% of total assets and temporary investments represent 7.97% of total assets and volatile liabilities represent 16.90% of total assets.

At March 31, 2008, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $43.5 million (to borrow federal funds) and the line of credit with the Federal Home Loan Bank that exceeded $139 million.  At March 31, 2008, the Company had available (unused) lines of credit of approximately $115.8 million.

CAPITAL RESOURCES

Total consolidated equity capital at March 31, 2008, was $59.3 million or approximately 11.68% of total assets.  The main source of capital for the Corporation has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital.  The Company and the Bank have adequate capital positions as of March 31, 2008, as reflected below:

	Company	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	15.94%	14.86%	8%
Tier 1 Capital	14.76%	13.68%	4%
Leverage Capital	11.49%	10.64%	3%

RESULTS OF OPERATIONS – YEAR-TO-DATE

The consolidated net income for the Company for the three months ended March 31, 2008, was $1.7 million which reflects an increase of $161 thousand in consolidated net income for the same period in 2007.  The increase in the consolidated net income can be attributed to a combination of factors - mainly the growth of the entity.

Interest income decreased to $7.9 million for the three months ended March 31, 2008, indicating a decrease of $274 thousand from the $8.1 million for the three months ended March 31, 2007.  The decrease in interest income signifies the management decision to decrease the rate pricing of the loan products.  This decision was stimulated by the movement of the discount rate as set by the Federal Reserve System.

Interest expense reflects a decrease of $484 thousand to $2.8 million for the three months ended March 31, 2008, from $3.2 million for the same period in 2007.  The decrease in interest expense can be attributed to the decisions of management to address the needs of the bank in addressing the downward movement of the discount rate.

The increase in the provision for loan losses of $300 thousand is attributed to the evaluation of the quality of the loan portfolio and the quarterly analysis of the Allowance for Loan Losses, which determine the requirements for and the adequacy of the provision.

Non-interest income for the three months ended March 31, 2008, was $1.9 million, which is an increase of $581 thousand from the income for the same period in 2007.  In 2008, there was no loss for other-than-temporary impairment of securities as was recognized in 2007.  The loss recognized in the first quarter of 2007 was $448 thousand.  The service charges on deposit accounts, for the three months ended March 31, 2008, and March 31, 2007, approximated $1.3 million – reflecting basically no increase for the quarter.

Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the three months ended March 31, 2008, reveal an increase of $404 thousand or 10.81% from the same period in 2007.  Salaries and employee benefits of $2.7 million for the three months ended March 31, 2008, represent the largest component of other expenses and steadily increase with the development of the market area and the training of future bank management, in both areas of commercial banking and trust.

Income tax expense of $626 thousand for the three months ended March 31, 2008, reflects a decrease of $74 thousand from the same period in 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting standard, issued recently has been considered:

In September 2006, the consensus reached in EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4) was ratified by the FASB.  EITF 06-4 requires that a liability be recognized for contracts written to employees which provide future postretirement benefits that are covered by endorsement split-dollar life insurance arrangements because such obligations are not considered to be effectively settled upon entering into the related insurance arrangements.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with the guidance applied using either a retrospective approach or through a cumulative-effect adjustment to beginning undivided profits.  Effective the first quarter of 2008, the Company adopted EITF 06-4.  The adoption had no material affect on the financial statements for the first quarter of 2008.

ITEM NO. 3	QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2007, in the Company’s Form 10-K and Annual Report.

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

ITEM NO. 1A RISK FACTORS

There are no material changes to the Company’s risk factors from what was previously disclosedin the Annual Report on Form 10-K for the year ended December 31, 2007.

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

(b)	The Company did not file any reports on Form 8-K during the quarter ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL CORPORATION

BY /s/ Frank West	BY /s/ Connie Woods Hawkins
Frank West	Connie Woods Hawkins
President and Chief Executive Officer	Executive Vice-President, Cashier
and Chief Financial Officer

DATE: May 9, 2008	DATE: May 9, 2008