Form 10-Q
period 2008-06-30
SECURITY CAPITAL CORP/MS
filed 2008-08-14
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	June 30, 2008
-------------------------

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	000-50224
------------------

SECURITY CAPITAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0681198
(STATE OF INCORPORATION)	(I. R. S. EMPLOYER IDENTIFICATION NO.)

295 HIGHWAY 6 WEST/ P. O. BOX 690
BATESVILLE, MISSISSIPPI	38606
--------------------------------------------------------	----------------------------------------------------------
(ADDRESS OF PRINCIPAL	(ZIP CODE)
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.)

[      ] YES                      [ X ] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AS OF JUNE 30, 2008.

TITLE	OUTSTANDING
COMMON STOCK, $5.00 PAR VALUE	2,882,359

SECURITY CAPITAL CORPORATION
FORM 10-Q

SECOND QUARTER 2008 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets
June 30, 2008 (unaudited) and December 31, 2007

Consolidated Statements of Income
Six months and three months ended June 30, 2008 and 2007(unaudited)

Consolidated Statements of Comprehensive Income
Six months and three months ended June 30, 2008 and 2007 (unaudited)

Consolidated Statements of Cash Flows
Six months ended June 30, 2008 and 2007 (unaudited)

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1. A	Risk Factors

Item 2.	Changes in Securities

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

PART 1 – FINANCIAL INFORMATION
ITEM NO. 1	FINANCIAL STATEMENTS

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)
	(Unaudited)
	June 30,	Dec. 31,
	2008	2007
ASSETS

Cash and due from banks	$18,582	$19,163
Interest-bearing deposits with banks	1,013	643
Total cash and cash equivalents	19,595	19,806
Federal funds sold	6,000	-
Term deposits with other banks	198	198
Securities available-for-sale	71,891	66,156
Securities held-to-maturity, estimated fair value of	7,015	7,235
$6,982 in 2008 and $7,042 in 2007
Securities, other	2,156	2,028
Total securities	81,062	75,419
Loans, less allowance for loan losses of
$5,414 in 2008 and $4,729 in 2007	336,656	338,460
Interest receivable	4,548	6,158
Premises and equipment	22,966	23,072
Intangible assets	3,874	3,874
Cash surrender value of life insurance	6,180	6,075
Other assets	6,887	3,468
Total Assets	$487,966	$476,530
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$58,224	$58,373
Time deposits of $100,000 or more	80,382	90,299
Other interest-bearing deposits	251,475	240,061
Total deposits	390,081	388,733
Interest payable	1,916	1,953
Federal funds purchased	-	4,000
Borrowed funds	33,425	23,472
Other liabilities	4,371	1,433
Total Liabilities	429,793	419,591
Shareholders' equity:
Common stock - $5 par value, 5,000,000 shares
authorized, 2,890,811 shares issued in 2008
and 2007	14,454	14,454
Surplus	40,715	40,701
Retained Earnings	3,127	1,502
Accumulated other comprehensive income	(81)	326
Treasury stock, at par, 8,452 shares and 8,852
shares in 2008 and 2007, respectively	(42)	(44)
Total Shareholders' Equity	58,173	56,939
Total Liabilities and Shareholders' Equity	$487,966	$476,530

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)
	(Unaudited)		(Unaudited)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$5,669	$7,685	$12,491	$14,884
Interest and dividends on securities	952	900	1,864	1,696
Federal funds sold	31	36	79	97
Other	84	24	175	115
Total interest income	6,736	8,645	14,609	16,792

INTEREST EXPENSE
Interest on deposits	2,057	3,157	4,597	6,091
Interest on borrowings	340	330	544	616
Interest on federal funds purchased	-	26	14	48
Total interest expense	2,397	3,513	5,155	6,755

Net Interest Income	4,339	5,132	9,454	10,037

Provision for loan losses	2,138	161	2,711	434

Net interest income after provision
for loan losses	2,201	4,971	6,743	9,603

OTHER INCOME
Service charges on deposit accounts	1,278	1,297	2,563	2,559
Trust Department income	213	228	479	499
Securities net gain (loss)	-	-	2	-
Impairment loss on securities	-	-	-	(448)
Other income	374	249	725	487
Total other income	1,865	1,774	3,769	3,097

OTHER EXPENSES
Salaries and employee benefits	2,720	2,578	5,420	5,079
Occupancy expense	589	621	1,188	1,213
Other operating expense	962	819	1,806	1,465
Total other expenses	4,271	4,018	8,414	7,757

INCOME BEFORE PROVISION
FOR INCOME TAXES	(205)	2,727	2,098	4,943

PROVISION FOR INCOME TAXES	(230)	831	396	1,531

NET INCOME	$25	$1,896	$1,702	$3,412

BASIC NET INCOME PER SHARE	$0.01	$0.66	$0.59	$1.18

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar amounts presented in thousands)
	(Unaudited)
			(Unaudited)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007

Net income	$25	$1,896	$1,702	$3,412

Other comprehensive income, net of tax:

Unrealized holding gains/(losses)	(1,157)	(761)	(407)	(830)

Comprehensive income	$(1,132)	$1,135	$1,295	$2,582

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts presented in thousands)
	(Unaudited)
	Six months ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	1,702	3,412
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	2,711	434
Amortization of premiums and discounts on securities, net	23	65
Depreciation and amortization	615	569
FHLB stock dividend	(28)	(45)
Loss (gain) on securities	(2)	-
Impairment loss on securities	-	448
Gain on sale/disposal of other assets	(109)	(12)
Changes in:
Interest receivable	1,610	(383)
Cash value of life insurance, net	(106)	(102)
Other assets	(3,688)	260
Interest payable	(37)	241
Other liabilities	2,938	(347)
Net cash provided by operating activities	5,629	4,540

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans	(907)	(20,938)
Purchase of securities available for sale	(11,410)	(25,405)
Proceeds of maturities and calls of securities available for sale	5,006	24,064
Proceeds of maturities and calls of securities held to maturity	220	210
Additions to premises and equipment	(443)	(213)
Proceeds of sale of other assets	376	360
Changes in:
Federal funds sold	(6,000)	(9,600)
Net cash used in investing activities	(13,158)	(31,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
Deposits	1,348	36,059
Federal funds purchased	(4,000)	(8,000)
Reissuance of treasury stock	16	46
Repayment of debt	(1,715)	(32,026)
Proceeds from issuance of debt	11,669	29,515
Net cash provided by financing activities	7,318	25,594

Net decrease in cash and cash equivalents	(211)	(1,388)
Cash and cash equivalents at beginning of period	19,806	23,447
Cash and cash equivalents at end of period	19,595	22,059
Cash paid during the period for:
Interest	5,192	6,514
Income taxes	610	1,588

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, please refer to the Company’s Form 10-K filed March 14, 2008, which includes the consolidated financial statements and footnotes for the year ended December 31, 2007.

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

First Security Bank (the “Bank” or the “subsidiary Bank”) and Batesville Security Building Corporation are wholly owned subsidiaries of the Company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951, and engages in a wide range of commercial banking activities and emphasizes its local management, decision-making and ownership.  The Bank offers a full range of banking services designed to meet the basic financial needs of its customers.  These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts.  The Bank also offers a wide range of personal and corporate trust services and commercial, agricultural, mortgage and personal loans. Its full-service banking locations expanded to eleven with the October 31, 2001 opening in Olive Branch, Mississippi, the July 1, 2002 opening in Hernando, Mississippi and the August 2003 opening in Pope, Mississippi.  A twelfth full service branch opened in Southaven, Mississippi in April of 2005.  The Robinsonville banking location was provided with a new facility in July of 2006.  The thirteenth location was ready for occupancy at the end of September of 2006 and is located at the corner of Goodman Road and Pleasant Hill Road in Desoto County.  Each of these newly constructed buildings represents state of the art facilities and will meet the needs of the staff and the level of customer activity.  To better serve the customers in northern Panola County, an additional location in Sardis opened in October of 2006. In August of 2007, land was purchased for a future banking facility on the corner of Goodman Road and Highway 309 in Marshall County, Mississippi and work has begun for the construction of the building.  In the first quarter of 2008, land was purchased for a future banking site in the Hernando area.  In addition, a land purchase has been negotiated for a lot east of Interstate Highway 55 which will be the location of the fourth branch in Batesville.

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

	For the Three Months Ended
	June 30, 2008
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$ 24,656	2,882,245	$ 0.01

	For the Six Months Ended
	June 30, 2008
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$ 1,701,987	2,882,119	$ 0.59

	For the Three Months Ended
	June 30, 2007
	(as restated for stock dividend)
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$ 1,895,173	2,882,016	$ 0.66

	For the Six Months Ended
	June 30, 2007
	(as restated for stock dividend)
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$ 3,411,607	2,881,760	$ 1.18

ITEM NO. 1A RISK FACTORS

There are no material changes to the Company’s risk factors from what was previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM NO. 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements” relating to, without limitation, future economic performance, plan and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management.  The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements.  The Company’s actual results may differ and the Company’s operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company’s filing of the Form 10-Q with the Securities and Exchange Commission.

The subsidiary Bank represents the primary assets of the Company.   On June 30, 2008, First Security Bank had approximately $486.1 million in assets compared to $485.6 million at June 30, 2007.  Loans decreased to $343.8 million at June 30, 2008, from $344.7 million at June 30, 2007.  Deposits decreased by $12.4 million from June 30, 2007 to June 30, 2008, for a total of $390.5 million.  For the six months ended June 30, 2008, and June 30, 2007, the Bank reported income of approximately $1.8 million and $3.5 million respectively.

CHANGES IN FINANCIAL CONDITION

The cash and cash equivalents of $19.6 million at June 30, 2008, reflected a decrease of $211 thousand from the cash position of $19.8 million at December 31, 2007.  This decrease is attributed to a daily fluctuation due to normal bank transactions.  The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the bank.

The earning assets at December 31, 2007, were $425.9 million and at June 30, 2008, were $437.0 million.  The   increase is attributable mainly to the growth in the loan and securities portfolio.  The premises and equipment, net of the accumulated depreciation, at December 31, 2007, and at June 30, 2008, totaled approximately $23.0 million.   Investment securities increased from $75.4 million at December 31, 2007, to $81.1 million at June 30, 2008.  Other assets increased to $6.9 million at June 30, 2008, from $3.5 million at December 31, 2007.

Deposit liabilities at June 30, 2008, reflected a $1.3 million increase for the first six months in 2008.  The rise in deposits, which is largely attributable to a normal seasonal increase in public funds, decreases the amount of long-term borrowings and short-term borrowings needed for funding investments in loans and facilities.  Short-term borrowings provide a tool in providing the funding for unforeseen deposit withdrawals and seasonal loan demands.
Due to the increase in deposits, the need for short-term funding was eliminated at June 30, 2008 and resulted in a decrease of $4.0 million from the borrowings in federal funds purchased at December 31, 2007.

The net unrealized gain on available-for-sale securities reflected in accumulated other comprehensive income (loss) in shareholders’ equity at December 31, 2007, was $326 thousand.  At June 30, 2008, accumulated other comprehensive income (loss) reflected a net unrealized loss on available-for-sale securities of $81 thousand.   The change over these reporting periods reflects the volatile nature of the market.  The changes in the market affected  accumulated other comprehensive income (loss) with a net decrease of $407 thousand for the six months ended June 30, 2008 and a decrease of $830 thousand for the six months ended June 30, 2007.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company.  The most prevalent of the changes for the six months ended June 30, 2008, are:  an increase of $907 thousand in loans;  purchases of securities of $11.4 million offset by an approximate $5.2 million in maturities and sales; an increase of $1.3 million in deposits; a net decrease of $17.8 million in Federal Home Loan Bank advances attributable to repayments of  $1.3 million offset by advances of $10.5 million; and a decrease of $4 million in federal funds purchased.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks.  The loan portfolio is represented by the following mix:  Commercial 7.73%; Agricultural 2.04%; Real Estate 82.55%; Consumer 7.39% and Other .27%.  The major components of the real estate loans are 40.54% for construction and land development property, 25.15% for first liens on 1-4 family residential property and 28.90% for nonfarm and nonresidential property.

At June 30, 2008, the subsidiary Bank had loans past due as follows:
(in thousands)
Past due 30 days through 89 days	$5,182
Past due 90 days or more and still accruing	$2,723

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection.  The non-accrual loans at June 30, 2008 totaled $12.8 million.  Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose.  Other real estate at June 30, 2008, totaled $1.6 million.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms.  The subsidiary Bank had no restructured loans at June 30, 2008.

For the six months ended June 30, 2008, the Company experienced $3.2 million in charge-offs of loans and $1.2 million in recoveries of loans for a net decrease effect to the Allowance for Loan Losses of $2.0 million.  The net charge-offs represent .59% of average loans.  Of the $3.2 million charge to the Allowance for Loan Losses, the breakdown is .90% for 1-4 family residential loans, 40.85% for consumer loans, 47.40% for construction and land development, and 10.50% for nonfarm nonresidential.  Consumer loan collections of $1.0 million represent the major component of the $1.2 million in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity.  The asset and liability reports for June 30, 2008, substantiates that the Company is in an asset sensitive position to changes in rates. A 1% increase or decrease in market rates will basically not affect net interest income.  The Company’s policy allows for no more than a 10% movement in NII (net interest income) in a 200 basis point ramp of market rates over a one-year period.  When funds exceed the needs for reserve requirements or short-term liquidity needs, the Company will increase its security investments or invest in federal funds.  It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs.

The financial status at June 30, 2008, reflects a net interest margin of 4.53%, a return on average assets of .72%, and a return on equity of 6.33%.  The return on average assets ratio and the return on equity ratio are not consistent with prior periods and represent the effort of management to maintain a loan loss reserve level determined by analysis of the quality of the loan portfolio.  At June 30, 2008, the regulatory liquidity ratio of 18.48% and the volatile dependency ratio of 13.42% are well within the policy requirement of a minimum liquidity ratio of 15% and 20%, respectively.  In addition, the core deposits represent 62.82% of total assets and temporary investments represent 4.20% of total assets and volatile liabilities represent 16.61% of total assets.

At June 30, 2008, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $43.5 million (to borrow federal funds) and the line of credit with the Federal Home Loan Bank that exceeded $139 million.  At June 30, 2008, the Company had available an unused line of credit of approximately $115.4 million.

CAPITAL RESOURCES

Total consolidated equity capital at June 30, 2008, was $58.2 million or approximately 11.92% of total assets.  The main source of capital for the Company has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital.  Currently, the Company and the Bank have adequate capital positions as of June 30, 2008, as reflected below:

	Company	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	15.64%	15.13%	8%
Tier 1 Capital	14.39%	13.87%	4%
Leverage Capital	11.00%	10.59%	3%

RESULTS OF OPERATIONS – QUARTERLY

The consolidated net income for the Company for the three months ended June 30, 2008, was $25 thousand which was a 98.68% decrease from the same period in 2007.

Interest income decreased to $6.7 million for the three months ended June 30, 2008 which was a $1.9 million decrease from the $8.6 million for the three months ended June 30, 2007.  Other Income for the three months ended June 30, 2008, was $1.9 million reflecting a $91 thousand increase from the three months ended June 30, 2007.

Interest expense reflects a decrease of $1.1 million to $2.4 million for the three months ended June 30, 2008, from $3.5 million for the same period in 2007.  The decrease in interest expense can be attributed to the pricing of the deposit accounts in a decreasing rate market.  Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the three months ended June 30, 2008, reveal an increase of $253 thousand from the same period in 2007.

The 2008 increase of $2.1 million in the second quarter provision for loan losses is attributed to the evaluation of the quality of the loan portfolio and the quarterly analysis of the Allowance for Loan Losses, which determine the requirements for and the adequacy of the provision.

RESULTS OF OPERATIONS – YEAR-TO-DATE

The consolidated net income for the Company for the six months ended June 30, 2008, was $1.7 million which reflects a decrease of $ 1.7 million in consolidated net income for the same period in 2007.  The decrease can be chiefly attributable to the increased loan provisions and the increased non-performing loans.

Interest income decreased to $14.6 million for the six months ended June 30, 2008, indicating a decrease of $2.2 million from the $16.8 million for the six months ended June 30, 2007.

Interest expense reflects a decrease of $1.6 million to $5.2 million for the six months ended June 30, 2008, from $6.8 million for the same period in 2007.  The increase in the provision for loan losses of $2.3 million is attributed to loan losses as well as the evaluation of the quality of the loan portfolio and the quarterly analysis of the Allowance for Loan Losses which determines the requirements for and the adequacy of the provision.

Non-interest income for the six months ended June 30, 2008, was $3.8 million which is an increase of $672 thousand from the income for the same period in 2007.  The main component of the increase is attributable to the non-routine loss of $448 thousand in the restated quarter ended March 31, 2007, for the other-than-temporary impairment of securities.   The service charges on deposit accounts, for the six months ended June 30, 2008, and June 30, 2007, approximated $2.6 million – reflecting basically no change for the quarter.

Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the six months ended June 30, 2008, reveal an increase of $657 thousand or 8.53% from the same period in 2007.  Salaries and employee benefits of $5.4 million for the six months ended June 30, 2008, represent the largest component of other expenses and steadily increase with the development of the market area and the training of future bank management, in both areas of commercial banking and trust.

Income tax expense of $396 thousand for the six months ended June 30, 2008, reflects a decrease of $1.1million from the same period in 2007.  The decrease is indicative of the reduced tax provision related to the decrease in the income for 2008.

The net interest margin for the six months ended June 30, 2008, is 4.53%.  The return on equity for the six month period ended June 30, 2007 is 6.33%.  For the six months ended June 30, 2008, the return on average assets is reflected at .72%.  The variance in these ratios reflects the effect of the current real estate market and the resulting change in the quality of the loan portfolio.

RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting standard, issued recently has been considered:

In September 2006, the consensus reached in EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4) was ratified by the FASB.  EITF 06-4 requires that a liability be recognized for contracts written to employees which provide future postretirement benefits that are covered by endorsement split-dollar life insurance arrangements because such obligations are not considered to be effectively settled upon entering into the related insurance arrangements.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with the guidance applied using either a retrospective approach or through a cumulative-effect adjustment to beginning undivided profits.  Effective the first quarter of 2008, the Company adopted EITF 06-4.  The adoption had no material effect on the financial statements for of 2008.

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

The Corporation held its Annual Meeting of Shareholders on April 17, 2008, at 10:00 a. m. at the Main Office building of the First Security Bank, 295 Highway 6 West, Batesville, Mississippi.  The total shares issued of 2,890,811 were reduced by 8,802 shares held as treasury stock, by 111,987 held by irrevocable trusts in the First Security Bank Trust Department and by 186,592 shares held by the First Security Bank Employee Stock Ownership Plan to determine the shares eligible to vote of 2,583,430.  At this meeting, there were 1,748,796 shares or 68% of the Corporation’s eligible shares of common stock represented either in person or by proxy.

An election was held to elect three Class II directors to a three-year term expiring in 2010.  The votes for each nominee were:

Laney Funderburk                                           1,748,796
Joe Brown                                                 1,748,796
Steve Ballard                                                    1,748,796

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
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

(b)	The Company did not file any reports on Form 8-K during the quarter ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL CORPORATION

BY /s/ Frank West	BY /s/ Connie Woods Hawkins
Frank West	Connie Woods Hawkins
President and Chief Executive Officer	Executive Vice-President, Cashier
and Chief Financial Officer

DATE: August 14, 2008	DATE: August 14, 2008