Form 10-Q
period 2008-11-07
SECURITY CAPITAL CORP/MS
filed 2008-11-10
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	September 30, 2008
-------------------------

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	000-50224
------------------

SECURITY CAPITAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0681198
(STATE OF INCORPORATION)	(I. R. S. EMPLOYER IDENTIFICATION NO.)

295 HIGHWAY 6 WEST/ P. O. BOX 690
BATESVILLE, MISSISSIPPI	38606
--------------------------------------------------------	----------------------------------------------------------
(ADDRESS OF PRINCIPAL	(ZIP CODE)
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.)

[      ] YES                      [ X ] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AS OF SEPTEMBER 30, 2008.

TITLE	OUTSTANDING
COMMON STOCK, $5.00 PAR VALUE	2,882,559

SECURITY CAPITAL CORPORATION
FORM 10-Q

THIRD QUARTER 2008 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets
September 30, 2008 (unaudited) and December 31, 2007

Consolidated Statements of Income
Nine months and three months ended September 30, 2008 and 2007(unaudited)

Consolidated Statements of Comprehensive Income
Nine months and three months ended September 30, 2008 and 2007(unaudited)

Consolidated Statements of Cash Flows
Nine months ended September 30, 2008 and 2007(unaudited)

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

PART 1 – FINANCIAL INFORMATION
ITEM NO. FINANCIAL STATEMENTS

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)
	(Unaudited)
	Sept. 30,	Dec. 31,
	2008	2007
ASSETS
Cash and due from banks	$17,692	$19,163
Interest-bearing deposits with banks	87	643
Total cash and cash equivalents	17,779	19,806
Federal funds sold	-	-
Term deposits with other banks	198	198
Securities available-for-sale	71,546	66,156
Securities held-to-maturity, estimated fair value of	6,086	7,235
$6,044 in 2008 and $7,042 in 2007
Securities, other	2,636	2,028
Total securities	80,268	75,419
Loans, less allowance for loan losses of
$6,053 in 2008 and $4,729 in 2007	332,407	338,460
Interest receivable	4,691	6,158
Premises and equipment	24,089	23,072
Intangible assets	3,874	3,874
Cash surrender value of life insurance	6,233	6,075
Other assets	6,633	3,468
Total Assets	$476,172	$476,530
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$55,863	$58,373
Time deposits of $100,000 or more	62,266	90,299
Other interest-bearing deposits	248,002	240,061
Total deposits	366,131	388,733
Interest payable	945	1,953
Federal funds purchased	11,000	4,000
Borrowed funds	33,741	23,472
Other liabilities	5,390	1,433
Total Liabilities	$417,207	$419,591
Shareholders' equity:
Common stock - $5 par value, 5,000,000 shares
authorized, 2,890,811 shares issued in 2008
and 2007	$14,454	$14,454
Surplus	40,721	40,701
Retained Earnings	3,662	1,502
Accumulated other comprehensive income	170	326
Treasury stock, at par, 8,252 shares and 8,852
shares in 2008 and 2007, respectively	(42)	(44)
Total Shareholders' Equity	$58,965	$56,939

Total Liabilities and Shareholders' Equity	$476,172	$476,530

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)
	(Unaudited)		(Unaudited)
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	5,574	7,902	18,065	22,786
Interest and dividends on securities	947	873	2,811	2,569
Federal funds sold	10	14	89	111
Other	21	25	196	140
Total interest income	6,552	8,814	21,161	25,606

INTEREST EXPENSE
Interest on deposits	1,689	3,208	6,286	9,299
Interest on borrowings	344	202	888	818
Interest on federal funds purchased	7	49	21	97
Total interest expense	2,040	3,459	7,195	10,214

Net Interest Income	4,512	5,355	13,966	15,392

Provision for loan losses	1,972	273	4,683	707

Net interest income after provision
for loan losses	2,540	5,082	9,283	14,685

OTHER INCOME
Service charges on deposit accounts	1,333	1,456	3,896	4,015
Trust Department income	166	235	645	734
Securities net gain (loss)	11	-	13	-
Gain on sale of assets	406		516
Impairment loss on securities	-	-	-	(448)
Other income	347	53	962	540
Total other income	2,263	1,744	6,032	4,841

OTHER EXPENSES
Salaries and employee benefits	2,623	2,470	8,043	7,549
Occupancy expense	604	540	1,792	1,753
Other operating expense	977	695	2,783	2,160
Total other expenses	4,204	3,705	12,618	11,462

INCOME BEFORE PROVISION
FOR INCOME TAXES	599	3,121	2,697	8,064

PROVISION FOR INCOME TAXES	64	804	460	2,335

NET INCOME	535	2,317	2,237	5,729

BASIC NET INCOME PER SHARE	0.19	0.80	0.78	1.99

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar amounts presented in thousands)
	(Unaudited)
			(Unaudited)
	For the three months		For the nine months
	ended Sept. 30,		ended Sept. 30,
	2008	2007	2008	2007

Net income	$535	$2,317	$2,237	$5,729

Other comprehensive income, net of tax:

Unrealized holding gains/(losses)	251	385	(156)	(173)

Comprehensive income	$786	$2,702	$2,081	$5,556

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts presented in thousands)
	(Unaudited)
	Nine months ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$2,237	$5,729
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	4,683	707
Amortization of premiums and discounts on securities, net	33	79
Depreciation and amortization	923	796
FHLB stock dividend	(37)	(62)
Loss (gain) on securities	(13)	-
Impairment loss on securities	-	448
Gain on sale/disposal of other assets	(516)	1
Changes in:
Interest receivable	1,467	(1,297)
Cash value of life insurance, net	(158)	(155)
Other assets	(2,397)	(1,239)
Interest payable	(1,008)	366
Other liabilities	3,957	1,573
Net cash provided by operating activities	9,171	6,946

CASH FLOWS FROM INVESTING ACTIVITIES
Increase/decrease in loans	1,370	(20,426)
Purchase of securities available for sale	(11,410)	(33,194)
Proceeds of maturities and calls of securities available for sale	5,143	26,231
Proceeds of maturities and calls of securities held to maturity	220	210
Additions to premises and equipment	(1,747)	(1,618)
Proceeds of sale of other assets	536	421
Changes in:
Federal funds sold	-	-
Net cash used in investing activities	(5,888)	(28,376)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
Deposits	(22,602)	16,827
Federal funds purchased	7,000	5,500
Reissuance of treasury stock	23	46
Repayment of debt	(13,889)	(42,174)
Proceeds from issuance of debt	24,158	34,538
Net cash provided by financing activities	(5,310)	14,737

Net decrease in cash and cash equivalents	(2,027)	(6,693)
Cash and cash equivalents at beginning of period	19,806	23,447
Cash and cash equivalents at end of period	$17,779	$16,754
Cash paid during the nine months for:
Interest	$8,203	$9,848
Income taxes	610	2,554

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, please refer to the Company’s Form 10-K filed March 24, 2008, which includes the consolidated financial statements and footnotes for the year ended December 31, 2007.

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

First Security Bank (the “Bank” or the “subsidiary Bank”) and Batesville Security Building Corporation are wholly owned subsidiaries of the Company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951, and engages in a wide range of commercial banking activities and emphasizes its local management, decision-making and ownership.  The Bank offers a full range of banking services designed to meet the basic financial needs of its customers.  These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts.  The Bank also offers a wide range of personal and corporate trust services and commercial, agricultural, mortgage and personal loans. Its full-service banking locations expanded to eleven with the October 31, 2001, opening in Olive Branch, Mississippi, the July 1, 2002, opening in Hernando, Mississippi and the August 2003 opening in Pope, Mississippi.  In April of 2005, a twelfth full service branch opened in Southaven, Mississippi.  Construction was completed in July of 2006 on a new facility for the Robinsonville banking location.  The facility for a new full-service branch on the corner of Goodman Road and Pleasant Hill Road in Desoto County was ready for occupancy at the end of September of 2006. Each of the newly constructed buildings represents state of the art facilities and will meet the needs of the staff and the level of customer activity.  To better serve the customers in the northern Panola County, an additional location in Sardis   opened in October of 2006. In August of 2007, land was purchased for a future banking facility on the corner of Goodman Road and Highway 309 in Marshall County, Mississippi and completion of the Barton, Mississippi facility is anticipated to be in December of 2008.  In September of 2008, the purchase of a lot was completed for a future branch on the east side of Interstate 55 in Batesville.

Batesville Security Building Corporation, the non-bank subsidiary, was chartered under the laws of the State of Mississippi on June 23, 1971, generally, to deal in and manage real estate and personal property.

The Company filed its initial registration statement, Form 10-SB, with the Securities and Exchange Commission on March 28, 2003, having reached and exceeded 500 shareholders in 2002.

NOTE C – EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted average number of common shares outstanding during the reporting period.  Diluted per share data includes any dilution from potential common stock outstanding, such as the exercise of stock options.  For the periods presented below, there were no potentially dilutive common shares.  All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends.

	For the Three Months Ended
	September 30, 2008
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$ 534,766	2,882,465	$ 0.19

	For the Nine Months Ended
	September 30, 2008
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$ 2,236,754	2,882,235	$ 0.78

	For the Three Months Ended
	September 30, 2007
	(as restated for stock dividend)
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$ 2,316,972	2,882,274	$ 0.80

	For the Nine Months Ended
	September 30, 2007
	(as restated for stock dividend)
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$ 5,728,579	2,881,760	$ 1.99

NOTE D – FAIR VALUE CLASSIFICATION

As of September 30, 2008, the Corporation’s balance sheet does not include any financial assets or liabilities for which the fair value option of FASB Statement No. 159 was elected.

In accordance with the disclosure requirements of FASB Statement No. 157, the following table reflects assets measured at fair value on a recurring basis:

Fair Value at September 30, 2008
Available-for-sale securities	$71,546

NOTE E – RECLASSIFICATION

Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the classifications used in 2008.  The reclassifications occurred in the Consolidated Statements of Cash Flows and had no material effect on the presentation.

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

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008, or EESA, was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, it was announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program, or TARP, from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP

It is not clear at this time what impact the EESA, the TARP, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse events could have an adverse impact on our consolidated financial statements, results of operations and liquidity

The subsidiary Bank represents the primary asset of the Company.   On September 30, 2008, First Security Bank had approximately $474.3 million in assets compared to $478.7 million at September 30, 2007.  Loans decreased to $340.1 million at September 30, 2008, from $348.8 million at September 30, 2007.  Deposits decreased by $17.1 million from September 30, 2007 to September 30, 2008, for a total of $366.5 million.  For the nine months ended September 30, 2008, and September 30, 2007, the Bank reported income of $2,324,549 and $5,844,631 respectively.

CHANGES IN FINANCIAL CONDITION

The cash and cash equivalents of $17.8 million at September 30, 2008, reflected a decrease of $2.0 million from the cash position of $19.8 million at December 31, 2007.  This decrease is attributed to a daily fluctuation due to normal bank transactions.  The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the bank.

The earning assets at December 31, 2007, were $425.9 million and at September 30, 2008, were $426.5 million.  The decrease is attributable to the economy and a decrease in the loan portfolio.  The premises and equipment, net of accumulated depreciation, at September 30, 2008, totaled approximately $24.1 million – reflecting an increase of 1.0 million for the first nine months in 2008.  The increase results chiefly from the purchase of the land for expansion into new market areas and the required upgrade in equipment and software, offset by disposals and depreciation.  Investment securities increased from $75.4 million at December 31, 2007, to $80.3 million at September 30, 2008.  Other assets increased to $6.6 million at September 30, 2008, from $3.4 million at December 31, 2007.

Deposit liabilities at September 30, 2008, reflected a $22.6 million decrease for the first nine months in 2008.  The fluctuation in deposits during the first nine months is attributable to a decrease in public funds and a competitive interest rate market.  A decrease in deposits increases the amount of long-term borrowings and short-term borrowings needed for funding investments in loans and facilities.  Short-term borrowings provide a tool in providing the funding for unforeseen deposit withdrawals and seasonal loan demands.  The short-term funding of $11.0 million was required at September 30, 2008, reflecting an increase from the borrowings position at December 31, 2007, of $7 million.

The net unrealized gain on available-for-sale securities reflected in accumulated other comprehensive income (loss) in shareholders’ equity at December 31, 2007, was $326 thousand.  At September 30, 2008, accumulated other comprehensive income (loss) reflected a net unrealized gain on available-for-sale securities of $170 thousand.   The change over these reporting periods reflects the volatile nature of the market.  The changes in the market affected accumulated other comprehensive income (loss) with a net decrease of $156 thousand for the nine months ended September 30, 2008 and a decrease of $173 thousand for the nine months ended September 30, 2007.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company.  The most prevalent of the changes for the nine months ended September 30, 2008, are:  an increase of $1.4 million in loans; purchases of securities of $11.4 million offset by an approximate $5.1 million in maturities and sales; an increase of $22.6 million in deposits; a net decrease of $9.8 million in Federal Home Loan Bank advances attributable to repayments of $13.9 million offset by advances of $23.3 million; and an increase of $7.0 million in federal funds purchased.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks.  The loan portfolio is represented by the following mix:  Commercial 7.06%; Agricultural 2.33%; Real Estate 82.72%; Consumer 7.63% and Other .27%.  The major components of the real estate loans are 40.70% for construction and land development property, 25.50% for first liens on 1-4 family residential property and 27.85% for nonfarm and nonresidential property.

At September 30, 2008, the subsidiary Bank had loans past due as follows:
(in thousands)
Past due 30 days through 89 days	$6,297
Past due 90 days or more and still accruing	$5,136

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection.  The non-accrual loans at September 30, 2008, totaled $17.3 million.  Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose.  Other real estate at September 30, 2008, totaled $1.8 million.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms.  The subsidiary Bank had no restructured loans at September 30, 2008.

For the nine months ended September 30, 2008, the Company experienced $5.4 million in charge-offs of loans and $2.0 million in recoveries of loans for a net decrease effect to the Allowance for Loan Losses of $3.4 million.  The net charge-offs represent 1.0% of average loans.  Of the $5.4 million charge to the Allowance for Loan Losses, the breakdown, per loan category, is:  29.34% for construction and land development; 1.89% for 1-4 family residential loans; .84% for commercial and industrial; 33.15% for consumer loans and 34.78% for nonfarm nonresidential properties.  Consumer loan collections of $1.5 million represent the major component of the $2.0 million in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity.    The asset and liability reports for September 30, 2008, substantiate that the Company remains in a liability-sensitive position to changes in rates. A 1% increase or decrease in market rates will affect net interest income.  The Company’s policy allows for no more than a 10% movement in NII (net interest income) in a 200 basis point ramp of market rates over a one-year period.  When funds exceed the needs for reserve requirements or short-term liquidity needs, the Company will increase its security investments or invest in federal funds.  It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs.

The financial status at September 30, 2008, reflects a net interest margin of 4.31%, a return on average assets of .64%, and a return on equity of 5.532%.  These ratios are consistent with prior periods and represent the continuing effort of management in managing the rates and the funding.  At September 30, 2008, the regulatory liquidity ratio of 21.06% and the volatile dependency ratio of 4.08% are well within the bank’s policy requirement of a minimum liquidity ratio of 15% and 20%, respectively.  In addition, the core deposits represent 62.02% of total assets and temporary investments represent 2.60% of total assets and volatile liabilities represent 6.21% of total assets.

At September 30, 2008, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $43.5 million (to borrow federal funds) and the line of credit with the Federal Home Loan Bank that exceeded $75 million.  At September 30, 2008, the Company had available (unused) lines of credit of approximately $61.6 million.

CAPITAL RESOURCES

Total consolidated equity capital at September 30, 2008, was $59.0 million or approximately 12.38% of total assets.  The main source of capital for the Corporation has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital.  The Company and the Bank have adequate capital positions as of September 30, 2008, as reflected below:

	Company	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	16.00%	15.49%	8%
Tier 1 Capital	14.75%	14.23%	4%
Leverage Capital	11.54%	11.13%	3%

RESULTS OF OPERATIONS – QUARTERLY

The consolidated net income of the Company for the three months ended September 30, 2008, was $535 thousand, which reflected a $1.8 million decrease from the same period in 2007.

Interest income decreased to $6.6 million for the three months ended September 30, 2008, which was a $2.3 million decrease from the $8.8 million for the three months ended September 30, 2007.  Other Income for the three months ended September 30, 2008, was $2.3 million reflecting a $519 thousand increase from the three months ended September 30, 2007.

Interest expense reflects a decrease of $1.4 million to $2.0 million for the three months ended September 30, 2008, from $3.5 million for the same period in 2007.  The decrease in interest expense can be attributed to the competitive pricing of the deposit accounts in a market influenced by the lowering of the discount rate.  Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the three months ended September 30, 2008, reveal an increase of $499 thousand from the same period in 2007.

An increase of $1.7 million in the provision for loan losses was warranted as revealed by the quarterly Loan Loss Reserve analysis that measures inherent risk in the loan portfolio on a loan by loan basis.

RESULTS OF OPERATIONS – YEAR-TO-DATE

The consolidated net income for the Company for the nine months ended September 30, 2008, was $2.2 million which reflects a decrease of $3.5 million in consolidated net income for the same period in 2007.  The net decrease in the consolidated net income can be attributed to a combination of factors, which include the substantial increase in loan loss provisions and the decrease in interest income.

Interest income decreased to $21.2 million for the nine months ended September 30, 2008, indicating a decrease of $4.5 million from the $25.6 million for the nine months ended September 30, 2007.  The decrease in interest income signifies the influence of the market pricing and the increase in non-performing loans.

Interest expense reflects a decrease of $3.0 million to $7.2 million for the nine months ended September 30, 2008, from $10.2 million for the same period in 2007.  The decrease in interest expense can be attributed to the continued competitive pricing of the deposit accounts in the market and the decrease in deposit products.

The increase in the provision for loan losses of $4.0 million is attributed to the evaluation of the quality of the loan portfolio and the quarterly analysis of the Allowance for Loan Losses, which determine the requirements for and the adequacy of the provision.

Non-interest income for the nine months ended September 30, 2008, was $6.0 million, which is an increase of $1.2 million from the income for the same period in 2007.  The main component of the increase in the non-routine income in 2008 is attributable to the recognition of the loss of $448 thousand in the restated quarter ended March 31, 2007, for the other-than-temporary impairment of securities.   The service charges on deposit accounts, for the nine months ended September 30, 2008, and September 30, 2007, totaled $3.9 million and $4.0 million, respectively.

Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the nine months ended September 30, 2008, reveal an increase of $1.1 million or 9.96% from the same period in 2007.  Salaries and employee benefits of $8.0 million for the nine months ended September 30, 2008, represent the largest component of other expenses and steadily increase with the development of the market area and the training of future bank management, in both areas of commercial banking and trust.

Income tax expense of $460 thousand for the nine months ended September 30, 2008, reflects a decrease of $1.9 million from the same period in 2007.

The net interest margin for the nine months ended September 30, 2008, is 4.31%.  The return on equity for the nine month period ended September 30, 2008 is 5.53%.  For the nine months ended September 30, 2008, the return on average assets is .64%.  These ratios, reflecting the financial status of the Company, are consistent with the ratios for prior reporting periods.

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

ITEM 1A RISK FACTORS

In addition to the risk factors previously disclosed in the Corporation's December 31, 2007, Annual Report on Form 10-K, the Corporation may suffer losses in its portfolio despite its underwriting practices.  In connection with recent negative economic developments, many financial institutions, including the Corporation, have experienced usual and significant declines in the performance of their loan portfolios, and in the values of real estate collateral supporting their loans.  If the current trends in the housing and real estate markets continue, we expect that loan delinquencies and credit losses may increase. Although the Corporation believes its underwriting and loan review procedures are appropriate for the various kinds of loans being made, loan quality deterioration could adversely affect the Corporation's results of operations and financial condition.

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

(b)	The Company did not file any reports on Form 8-K during the quarter ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL CORPORATION

BY /s/ Frank West	BY /s/ Connie Woods Hawkins
Frank West	Connie Woods Hawkins
President and Chief Executive Officer	Executive Vice-President, Cashier
and Chief Financial Officer

DATE: November 7, 2008	DATE: November 7, 2008