Form 10-K
period 2008-12-31
SECURITY CAPITAL CORP/MS
filed 2009-03-12
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 000-50224

SECURITY CAPITAL CORPORATION
----------------------------------------------------------------------------
(Exact Name of Registrant as specified in its Charter)

MISSISSIPPI                                                                                                                   64-0681198
  --------------------------------------------------------------                                                                                                          ----------------------------------------------------------------
      (State or Other Jurisdiction of                                             (I.R.S. Employer Identification Number)
Incorporation or Organization)

 295 Highway 6 West/P. O. Box 690, Batesville, Mississippi                                                                                                                            38606
------------------------------------------------------------                                                 ---------------------------------------------
       (Address of principal executive offices)                                                                                                                                     (Zip Code)

Registrant's Telephone Number:	(662) 563-9311
------------------------------------------

Securities registered under Section 12(b) of the Act:

                            Name of Each Exchange on
               Title of Each Class                                                                                                                        Which Registered

None	None
-----------------------------------------------------------------                                               ---------------------------------------------------------------

Securities registered pursuant to section 12(g) of the Act:

                                       Name of Each Exchange on
Title of Each Class	Which Registered

Common Stock, $5 par value                                                                                                                          None
-----------------------------------------------------------------	---------------------------------------------------------

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [ X ]

Based on the stockholders of record on December 31, 2008, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $60.5 million.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2008

Common stock ($5.00 par value)	2,882,659 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into Parts III of the Form 10-K report: Proxy Statement dated March 6, 2009.

CROSS REFERENCE INDEX

		Page
PART I
Item 1	Business	2
Item 1A	Risk Factors	13
Item 1B	Unresolved Staff Comments	17
Item 2	Properties	17
Item 3	Legal Proceedings	18
Item 4	Submission of Matters to a Vote of Security Holders	18

PART II

Item 5	Market for the Registrant's Common Equity, Related Stockholder Matters and	18
	Issuer Purchases of Equity Securities
Item 6	Selected Financial Data	19
Item 7	Management's Discussion and Analysis of Financial Condition and Results of	20
	Operations
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	40
Item 8	Financial Statements and Supplementary Data	41
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	76
Item 9A	Controls and Procedures	76
Item 9B	Other Information	77

PART III

Item 10	Directors and Executive Officers of the Registrant	77
Item 11	Executive Compensation	77
Item 12	Security Ownership of Management and Related Stockholder Matters	77
Item 13	Certain Relationships and Related Transactions	77
Item 14	Principal Accounting Fees and Services	77

Part IV

Item 15	Exhibits and Financial Statement Schedules	77
Signatures		78
Index to Exhibits		80
EX-3.(B) (EX-3.(B))
EX-21 (EX-21)
EX-31.1 (EX-31.1)
EX-31.2 (EX-31.2)
EX-32.1 (EX-32.1)

* Information called for by Part III (Items 10 through 14) is incorporated by reference to the Registrant's Proxy Statement dated March 6, 2009.

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

First Security Insurance, Inc., a subsidiary of First Security Bank, was chartered for the purpose of selling annuities and insurance.  The activities of this entity are not material and have little effect on the financial statements of Security Capital Corporation.

First Security Armored Car, Inc., a subsidiary of First Security Bank, was chartered in 2008 for the purpose of providing courier services.  The activities of this entity will have little effect on the financial statements of Security Capital Corporation.

Security Capital Corporation’s home or principal office is located at 295 Highway 6 West, Batesville, Mississippi, 38606.  The telephone number of the home or principal office is (662) 563-9311.   First Security Bank's website is www.firstsecuritybk.com

Operations

Security Capital Corporation, through First Security Bank, engages in a wide range of banking activities, including accepting demand deposits, accepting savings and time deposit accounts, making secured and unsecured loans to corporations, individuals and others, issuing credit cards, issuing and processing ATM cards and debit cards, issuing commercial and standby letters of credit, originating mortgage loans, providing personal and corporate trust services, and offering Certificate of Deposits Account Registry Service (CDARS) to add protection to the uninsured deposits of customers.

Security Capital Corporation’s lending services include commercial, real estate, installment, credit card loans, merchant accounts receivable loans, student loans, and agricultural loans.  Revenues from Security Capital Corporation’s lending activities constitute the largest component of Security Capital Corporation’s operating revenues.

At December 31, 2008, the loan portfolio totaled $310.4 million constituting 78.56% of the earning assets of   $395.1 million.  Security Capital Corporation’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors.  Any aggregate credit which exceeds the authority of the loan officer or a combination of several authority limits is forwarded to the Loan Committee for approval.  The Loan Committee is comprised of various Bank Directors, including the Chairman.

Security Capital Corporation’s primary lending areas are the counties of Desoto, Panola, Quitman and Tunica in the State of Mississippi.  Security Capital Corporation may extend credit to borrowers out of the primary lending area but on a limited basis in which the risk is low and/or a relationship may exist with the borrower and an industry or a development in the primary lending area.

The following tables provide demographic information for Desoto, Panola, Quitman and Tunica counties, and for the State of Mississippi:

	POPULATION
	2000	1990	1980	1970
DeSoto	107,199	67,910	53,930	35,885
Panola	34,274	29,996	28,164	26,829
Quitman	10,117	10,490	12,636	15,888
Tunica	9,277	8,164	9,652	11,854
Mississippi	2,844,658	2,573,216	2,520,698	2,216,994

SOURCE: Center for Population Studies, University of Mississippi

	PER CAPITA INCOME
	2006	2005	2004	2003	2002
DeSoto	$31,589	$29,623	$29,318	$28,713	$28,251
Panola	22,776	20,908	20,017	19,173	18,331
Quitman	20,665	20,058	19,482	17,933	15,256
Tunica	21,186	19,656	19,567	19,325	16,823
Mississippi	27,028	25,051	24,518	23,466	22,511
SOURCE: United States Department of Commerce, Bureau of Economic Analysis

	MEDIAN AGE
	2000	1990
DeSoto	33.7	31.5
Panola	33.0	30.1
Quitman	31.8	30.1
Tunica	30.6	25.3
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

Major classifications of loans were as follows:

	December 31,
	2008	2007
	(In thousands)

Commercial, financial and agricultural	$44,752	$39,135
Real estate - construction and development	96,049	124,714
Real estate - mortgage	144,647	151,998
Installment loans to individuals	22,999	24,624
Other	1,906	2,718
	310,353	343,189
Less allowance for loan losses	(3,675)	(4,729)
	$306,678	$338,460

The success of the loan portfolio is not dependent on a single borrower or group of borrowers. The large loans of the loan portfolio are defined as those loans with a balance of $389,000 and over.  As of December 31, 2008, the loan portfolio totaled $310.4 million of which the large lines total $123.8 million representing 126 borrowers.

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

In 1998, Security Capital Corporation began an expansion to new market areas for the banking operation of  First Security Bank.  In October of 1998, First Security banking locations at Como, Mississippi, and Crenshaw, Mississippi, were purchased from First Tennessee Bank.  In July of 1999, Planters Bank in Tunica was purchased from First Tennessee Bank.  In December of 1995, a loan production office opened in Desoto County in the city of Olive Branch.  In June of 1997, the loan production office extended to a full service bank branch but with a small  facility and  a small staff.  In October of 2001, First Security Bank’s operation in Olive Branch  moved to a newly constructed building with features of four drive-thru lanes and a total square footage of 7,000 to accommodate the projected growth in that area.  In January 2001, a loan production office officially opened in Desoto County in the city of Hernando.  On July 1, 2002, the operation in Hernando moved from a loan production facility to a newly constructed building, a sister to the Olive Branch building, providing full banking services.  In August of 2003, a branch was opened in the town of Pope.  In 2005, First Security Bank continued its expansion in the Desoto County area with the opening of a new branch in Southaven.   Construction was completed in July of 2006 on a new facility for the Robinsonville banking location.  The facility for a new full-service branch on the corner of Goodman Road and Pleasant Hill Road in Desoto County was occupied in September of 2006. Each of the newly constructed buildings represents state of the art facilities and will meet the needs of the staff and the level of customer activity.  To better serve the customers in northern Panola County, an additional location in Sardis was opened in October of 2006.  In August of 2007, land was purchased for a future  banking facility on the corner of Goodman Road and Highway 309 in Marshall County, Mississippi.   The building of a new facility began in 2008 at this location with occupancy expected in early 2009.  Security Capital Corporation has offered ATM services for numerous years and began in 1995 “driving” its own ATMs.  Today, First Security Bank provides ATM services at twenty-two locations, twelve of which are not located on bank property. First Security Bank, also, provides the customer with 24 hours a day, 7 days a week, access to their account balances and activity through a telephone banking product called First Line.  Initiated in October of 2002, First Security Bank offers internet banking, called First Net, to accommodate those customers desiring banking through technology to review their account’s activity and images of the activity, if applicable, and pay their bills from anywhere in the world.

Employees

On December 31, 2008, First Security Bank had 189 full-time equivalent employees.

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

The following table represents the capital ratios for Security Capital Corporation and First Security Bank as of December 31, 2008:

	Corporation	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	15.47%	15.02%	8.00%
Tier 1 Capital	14.44%	13.99%	4.00%
Leverage Capital	11.12%	10.81%	4.00%

Deposit Insurance Assessments:  The deposits of First Security Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of First Security Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC.  However, a portion of First Security Bank's deposits, relating to a savings association acquisition, are subject to assessments imposed by the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors.  Effective March 31, 2006, the BIF and SAIF funds were merged into the newly created Deposit Insurance Fund (“DIF”).  The DIF is maintained by assessing depository institutions an insurance premium effective 2007.  The premium is based upon statutory factors that include the balance of the insured deposits as well as the degree of risk the institution poses to the fund.  The Federal Deposit Insurance Reform Act of 2005 provided a One-time Assessment Credit of $194,604 to First Security Bank in 2007 as an eligible institution which eliminated the need to pay a DIF premium in that year.  The remaining credit of $44,403 was depleted early in the next year, 2008.  After which, the Bank experienced a range in the basis points assessed for the DIF premium.  In the first quarter of 2008, the bank paid an annualized 5.45 basis points and in the last quarter, the bank paid an annualized 7 basis points.   On October 3, 2008, deposits at FDIC-insured institutions became insured up to at least $250,000 per depositor.  This increase will be in effect until January 1, 2010.  The Temporary Liquidity Guarantee Program became effective on October 14, 2008, under which eligible entities were covered for the first 30 days at no additional fee.  First Security Bank opted to cover any noninterest-bearing transaction accounts with a balance exceeding $250,000.  With this opting in, First Security Bank will become subject to an additional fee of an annualized 10 basis points to provide this coverage for its customers.  This coverage provided by the Temporary Liquidity Guarantee Program, will be available until December 31, 2009.   Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO").  Based on the assigned FICO debt service rates, the assessments paid by the Bank during 2008 ranged from 1.12 basis points to 1.14 basis points, per $100 of deposits.  The assessments for the first quarter of 2009 will be paid based on an assigned FICO debt service rate of 1.14 basis points.

 Recent Developments

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.  The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September, 2008 to address volatility in the U.S. banking system.

Emergency Economic Stabilization Act of 2008.  In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.  These restrictions will apply to the Company if its application to participate in the CPP is approved.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  The Company will participate in the TAGP but has opted out of the DGP.

American Reinvestment and Recovery Act of 2009.  On February 17, 2009, President Obama signed into law the America Reinvestment and Recovery Act of 2009 (“ARRA”). ARRA contains expansive new restrictions on executive compensation for financial institutions and other companies participating in the CPP.  These restrictions will apply to the Company if its application to participate in the CPP is approved.

ARRA prohibits bonus and similar payments to top employees. ARRA prohibits the payment of any “bonus, retention award, or incentive compensation” to the Chief Executive Officer and the four other highest paid Executive Officers and the next 20 most highly-compensated employees for as long as any CPP-related obligations are outstanding with regard to a participating company. The prohibition does not apply to bonuses payable pursuant to “employment agreements” in effect prior to February 11, 2009. “Long-term” restricted stock is excluded from ARRA’s bonus prohibition, but only to the extent the value of the stock does not exceed one-third of the total amount of annual compensation of the employee receiving the stock, the stock does not “fully vest” until after all CPP-related obligations have been satisfied, and any other conditions which the Treasury may specify have been met.

ARRA prohibits  any  payment to the Chief Executive Officer and the four other highest paid Executive Officers and any of the next five most highly-compensated employees upon termination of employment for any reason for as long as any CPP-related obligations remain outstanding with respect to any participating company.

           Under ARRA CPP-participating companies are required to recover any bonus or other incentive payment paid to the Chief Executive Officer and the four other highest paid Executive Officers or to the next 20 most highly compensated employees of any participating Company on the basis of materially inaccurate financial or other performance criteria.

ARRA prohibits CPP participants from implementing any compensation plan that would encourage manipulation of the reported earnings of any participating company in order to enhance the compensation of any of its employees. The Treasury guidelines do not contain a similar requirement.

ARRA requires the Chief Executive Officer and the Chief Financial Officer of any publicly-traded CPP-participating company to provide a written certification of compliance with the executive compensation restrictions in ARRA in the participating company’s annual filings with the SEC (presumably its annual report on Form 10-K or proxy statement).

           ARRA requires each CPP-participating company to implement a company-wide policy regarding excessive or luxury expenditures, including excessive expenditures on entertainment or events, office and facility renovations, aviation or other transportation services.

           ARRA directs the Treasury to review bonuses, retention awards, and other compensation paid to the Chief Executive Officer and the four other highest paid Executive Officers of a CPP-participating company and the next 20 most highly-compensated employees of each company receiving CPP assistance before ARRA was enacted, and to “seek to negotiate” with the CPP recipient and affected employees for reimbursement if it finds any such payments were inconsistent with CPP or otherwise in conflict with the public interest.

Competition

The banking business is a highly competitive business.  Security Capital Corporation’s market area consists principally of Panola, Quitman, Desoto and Tunica Counties in Mississippi.  Security Capital Corporation competes with other financial institutions, as well as insurance companies and various other entities, for deposits and in providing financial services in these counties and the surrounding counties.  Security Capital Corporation, as provided by the FDIC Market Share Report of June 30, 2008 (the latest Market Share Report), held 54.08% of the deposit market in Panola County.  In Quitman County, this same report reflects Security Capital Corporation holding 21.10% of the deposit market.  In Desoto County, an area filled with large regional banks and national banks, Security Capital Corporation held a 5.23% share of the deposit market as of June 30, 2008.  Management measures the success of the locations in this area, not only by the growth of the deposits, but by its ability to continue to be competitive and to grow in the loan production area.  In Tunica County, Security Capital Corporation held a 45.10% share of the deposit base as of June 30, 2008.

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

The 2008 annual report and the 2009 proxy material are available on the website, www.firstsecuritybk.com,  for the shareholders to review prior to submitting a proxy or attending the 2009 shareholder’s meeting.

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

The capital and credit markets, including fixed income markets, have been experiencing volatility and disruption in recent months. In some cases the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ financial strength. In many cases, secondary markets for certain forms of securitized credit have ceased to function.

Many lenders and institutional investors have reduced and in some cases ceased to provide funding to borrowers including to other financial institutions because of concern about the stability of financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will persist, the extent to which they will impact our business segments, or whether management’s actions will effectively mitigate these external factors. Accordingly, the resulting shortfall of available credit, lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets, and reduced business activity could materially and adversely affect our business, financial condition, and results of operations.

As a result of the challenges presented by current economic conditions, we face various risks in connection with these events, including the following:

•	Inability of our borrowers to make timely repayments of their loans, or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses.

•
Increased regulation of our industry, including heightened legal standards, and regulatory requirements or future legislation. Compliance with such regulation will likely increase our costs and may limit our ability to pursue business opportunities. In addition, compensation restrictions associated with any future legislation may affect our ability to attract and retain key management personnel.

•	Possible changes to bankruptcy laws could result in the loss of all or part of our security interest in mortgage loans.

•
Further disruptions in the capital markets or other events including actions by rating agencies and deteriorating investor expectations may result in an inability to borrow at favorable terms or at all from other financial institutions.

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
Profit-Sharing Plans, IRAs,
Paying Agent Accounts

First Security Bank owns its main office and all of its branch offices, except the Express Branch.  The Express Branch was leased for an annual rent of $10,200 in 2008.  This ground lease agreement had an option to renew which was exercised in 2007.  Under the renewal, the Bank is committed to an annual rent of $10,200 for 2009 through 2012.  The main office facility, originally occupied in 1973, is used solely by Security Capital Corporation and First Security Bank.  This facility contains approximately 21,300 square feet and houses the executive offices and the operations department as well as providing the customer area for cash, deposit, safe deposit and loan transactions.  The other branch buildings range in size from approximately 600 square feet for the Express Branch to 7,000 square feet for the Hernando, Olive Branch, and Southaven locations.

ITEM 3.  LEGAL PROCEEDINGS

First Security Bank is the defendant in a case styled Amy French, individually, and Austin Lenard, a minor, by and through His Next Friend and Mother, Amy French vs. First Security Bank and Joshua Hawkins, Cause No. 2002-327-BB, filed on December 17, 2002, in the Circuit Court of the Second Judicial District of Panola County, Mississippi. The case involves an accident that occurred when a First Security Bank employee traveling in his personal vehicle to service an ATM was involved in an automobile accident.  The pregnant occupant of the other vehicle gave birth later that day.  The claims in the lawsuit are that the mother and child are experiencing permanent and continuing injuries, and the plaintiffs ask for compensatory damages in the amount determined to be fair by the jury.  At December 31, 2008, the legal proceedings had not been resolved.  However, an analysis by legal counsel anticipates possible awards to the claimants to be within the insurance coverage with no potential loss to the Bank and closure of the case is dependent on forthcoming medical documentation on status of claimants.

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

No matters were submitted to a shareholder vote during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Value

There is no public trading market for the Common Stock of Security Capital Corporation.  The articles and bylaws of Security Capital Corporation give Security Capital Corporation a right of first refusal to acquire shares when a shareholder wishes to sell stock.

Dividends

Security Capital Corporation paid an annual cash dividend of $.50 per share in 2008 and $1.00 in 2007.  The primary source of funds for dividends paid by Security Capital Corporation to its shareholders is the dividend income received from First Security Bank. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. Under Mississippi law, the payment of dividends by First Security Bank must be approved by the Mississippi Department of Banking and Consumer Finance. The FDIC also has the authority to regulate the payment of dividends and to prohibit a regulated depository institution from engaging in what, in such agency’s opinion, constitutes an unsafe or unsound practice for conducting business. Depending upon the financial condition of the depository institution, payment of dividends could be deemed to constitute such an unsafe or unsound practice. In addition, a depository institution may not pay a dividend or otherwise make a capital distribution if the payment thereof would cause such institution to fail to satisfy its capital requirements.

At December 31, 2008, there were 836 stockholders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA
Five Year Financial Summary

The following table sets forth certain financial information for Security Capital Corporation on a consolidated historical basis. Such information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes appearing elsewhere in this report.

Security Capital Corporation
Table 1 - Five Year Financial Summary

	12/31/2008	12/31/2007	12/31/2006	12/31/2005	12/31/2004
	(in thousands except per share data and Other Financial Data)
Income Statement Data:
Interest Income	27,071	34,133	30,586	24,458	19,092
Interest Expense	8,993	13,699	11,523	6,907	4,139
Net Interest Income	18,078	20,434	19,063	17,551	14,953
Provision for Loan Losses	10,456	1,155	965	1,440	637
Net Interest Income After Provision	7,622	19,279	18,098	16,111	14,316
Noninterest Income	7,748	6,849	6,926	6,151	5,657
Noninterest Expenses	16,029	15,538	14,435	12,948	11,410
Income (Loss) Before Income Taxes	(839)	10,590	10,589	9,314	8,563
Income Tax Expense	(1,022)	3,155	3,349	2,707	2,431
NET INCOME	183	7,435	7,240	6,607	6,132

Per Share Data:
Net Income*	.06	2.58	2.51	2.29	2.13
Cash Dividends*	.50	1.00	0.95	0.91	0.86
Book Value*	19.42	19.76	18.05	16.39	15.25

Other Ratios:
Return on Average Assets	.04	1.54	1.58	1.57	1.65
Return on Equity	.31	13.44	14.36	14.16	14.22
Loans to Deposits	86.82	88.28	89.08	83.98	70.29
Loans to Total Assets	67.11	72.02	71.27	68.36	60.06
Equity Capital to Total Assets	12.10	11.95	11.34	10.83	11.24
Average Equity to Average Assets	12.15	11.43	10.99	11.12	11.61
Dividend Payout Ratio	787.58	38.76	37.90	39.52	40.52

Other Financial Data:
Cash Dividends Declared	1,441,280	2,881,809	2,743,770	2,611,400	2,484,937
Weighted Average
Outstanding Common Shares	2,882,332	2,881,934	2,880,487	2,879,059	2,876,613

* The per share information is based upon the retroactive effect of the stock dividends for the period.

The per share data being reflected was derived using the weighted average number of outstanding shares at
December 31, 2008 as the denominator. (The weighted average number of outstanding shares at December
31, 2008 was 2,882,332.) For example, the cash dividends per share was determined by dividing the amount of dividends by 2,882,332.

Balance Sheet Data:
Total Assets	462,485	476,530	458,329	435,876	390,274
Earning Assets	395,077	425,879	398,824	381,794	349,276
Investment Securities AFS	69,890	66,160	61,028	78,949	96,669
Investment Securities HTM	5,375	7,235	7,850	2,047	2,050
Other Securities	2,218	2,024	2,250	1,456	1,259
Loans - Net	306,678	338,460	322,324	294,046	230,805
Allowance for Loan Losses	3,675	4,729	4,334	3,899	3,598
Total Deposits	357,483	388,733	366,699	354,766	333,458
Savings Deposits	27,731	26,897	30,553	30,349	28,416
Time Deposits	145,899	175,805	156,692	129,057	116,064
Long Term Borrowings	28,657	22,082	11,937	12,991	8,634
Shareholders' Equity	55,979	56,939	51,984	47,187	43,870

Average Balances:
Total Assets	482,066	472,756	450,822	419,569	371,424
Earning Assets	422,877	420,609	397,929	371,856	333,561
Securities	78,734	72,399	78,309	93,077	97,514
Total Loans	334,576	340,689	315,468	271,323	221,309
Allowance for Loan Losses	4,963	4,612	4,281	3,727	3,850
Savings Deposits	28,442	29,932	31,363	29,420	26,663
Time Deposits	162,006	168,032	144,549	117,127	114,125
Long-Term Borrowings	29,742	16,291	12,450	11,766	7,695
Shareholder's Equity	56,228	52,990	50,414	46,665	43,110

Other Data:
Number of Employees	189	190	190	182	162

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Application of Critical Accounting Policies

Release 33-8098 requires the Company to disclose any accounting estimates based on highly uncertain data and any material impact from adopting an accounting statement or policy.

The primary area in which there is uncertainty is the potential losses in the loan portfolio.  In this area, an estimate is derived from an analysis of the loan portfolio and the Allowance for Loan Losses of the loans and the loan types that pose a risk of being a future loss.  To prepare for the potential loss, an increase will be made to the loan loss reserve, if needed, for the inclusion of the balances or a percentage of the balances of the identified risks in the loan portfolio. With the need to increase the Allowance for Loan Losses, an increase will occur in bad debt expense or the Provision for Loan Losses expense which ultimately lowers the net income which is reflected on the Income Statement.  In addition, the building up of the Allowance for Loan Losses results in a decrease in the total assets reflected on the balance sheet by the decrease in the net loan portfolio.  The amount expensed - which is a non-cash transaction - for the accounting period will be an adjustment on the Statement of Cash Flows.  In 2008, the allocation to Allowance for Loan Losses increased expenses and lowered net income and net assets by $10.5 million.  For future periods, the affect on  the income statement and the balance sheet will be dependent on the amount of loan charge offs and the strength of the loan portfolio for the accounting period.  If charge offs decrease and the analysis of the loan portfolio and the Allowance for Loan Losses determines no additional provisions are required, the decrease of the accrual estimate will boost income and net assets.   See “Allowance and Provision for Loan Losses” for more details.

Management's Discussion and Analysis of Financial Condition and Results of Operations
For the Years Ended December 31, 2008, 2007, and 2006

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

Results of Operations

Overview

Security Capital Corporation earned $183,484 or $.06 per share for 2008, $7,435,372 or $2.58 per share for 2007, and $7,239,882 or $2.51 per share for 2006 representing a decrease of $7,056,398 or $2.45 per share for the period from year 2006 through year 2008.  The changes reflected in 2006 and 2007 are due to the general growth of the banking operation and the effective management of the assets and liabilities.  In 2008, the substantial change in the earnings is primarily due to the downturn in the economy that has greatly affected the overall banking industry.

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

The decrease in net interest income in 2008 as compared to 2007 is due to the decrease in loans and loan interest rates.

The following table sets forth the major components of interest earning assets and interest-bearing liabilities for three consecutive years ending December 31, 2008.  In the table below, the loan interest includes loan fees and the interest on securities considers discount accretion and premium amortization.

Security Capital Corporation
Table 2 - Average Balances; Interest Earned and Interest Yields
(in thousands)
	Years ended December 31,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yields	Balance	Interest	Yields	Balance	Interest	Yields
Assets:
Interest-Earning Assets:
Securities	78,188	3,749	4.79	72,654	3,487	4.80	78,986	3,386	4.29
BV to MV	546			-255			-677
Total Securities	78,734	3,749	4.76	72,399	3,487	4.82	78,309	3,386	4.32

Loans
Commerical/Agricultural	262,136	15,928	6.08	265,654	22,496	8.47	240,725	19,759	8.21
Consumer/Installment	66,761	5,702	8.54	69,374	6,218	8.96	69,092	5,826	8.43
Mortgage	232	19	8.19	338	34	10.06	529	44	8.32
Other Personal Loans	5,447	303	5.56	5,323	394	7.40	5,122	278	5.43
Total Loans	334,576	21,952	6.56	340,689	29,142	8.55	315,468	25,907	8.21

Other Investments
CDs with Other Banks	198	10	5.05	198	8	4.04	374	15	4.01
Federal Funds Sold	3,503	89	2.54	2,903	139	4.79	1,836	88	4.79
FHLB Account/Bank Accounts	5,866	133	2.27	4,420	205	4.64	1,942	84	4.33
Total Other	9,567	232	2.43	7,521	352	4.68	4,152	187	4.50

Total Earning Assets	422,877	25,933	6.13	420,609	32,981	7.84	397,929	29,480	7.41

Noninterest Earning Assets:

Allowance for Loan Losses	-4,963			-4,612			-4,281
Fixed Assets	23,145			20,834			18,848
Other Assets	24,245			18,912			23,404
Cash and Due Froms	16,762			17,013			14,922

Total Noninterest Earning Assets	59,189			52,147			52,893

Total Assets	482,066			472,756			450,822

Liabilities & Shareholder Equity

Interest-Bearing Liabilities
Deposits:
Interest-Bearing DDA	135,517	1,766	1.30	135,369	3,732	2.76	132,447	3,511	2.65
Savings Deposits	28,442	201	0.71	29,932	456	1.52	31,363	470	1.50
Time Deposits	162,006	5,651	3.49	168,032	8,171	4.86	144,549	6,169	4.27

Total Interest-Bearing Deposits	325,965	7,618	2.34	333,333	12,359	3.71	308,359	10,150	3.29

Borrowed Funds
Short-Term Borrowings	2,314	45	1.94	3,252	181	5.57	3,899	216	5.54
FHLB Advances- Short/Long-Term	31,614	1,218	3.85	20,458	1,159	5.67	23,334	1,133	4.86

Total Borrowed Funds	33,928	1,263	3.72	23,710	1,340	5.65	27,233	1,349	4.95

Total Interest-Bearing Liabilities	359,893	8,881	2.47	357,043	13,699	3.84	335,592	11,499	3.43

Non-Interest-Bearing Liabilities
Non-Interest-Bearing Deposits	59,544			57,067			58,877
Other Liabilities	6,401			5,656			5,939

Shareholders' Equity	56,228			52,990			50,414

Total Liabilities & Shareholder Equity	482,066			472,756			450,822

Net Interest Income &
Interest Rate Spread		17,052	3.66		19,282	4.00		17,981	3.98

Net Interest Margin			4.03			4.58			4.52

The following table sets forth net interest earning assets and liabilities for 2008, 2007 and 2006.

Table 3 - Net Interest Earning Assets
(in thousands)

	2008	2007	2006

Average Interest
Earning Assets	$422,877	$420,609	$397,929

Average Interest
Bearing Liabilities	359,893	357,043	335,592

Net	$62,984	$63,566	$62,337

Table 3A  - Volume/Rate Analysis depicts the dollar effect of volume and rate changes from 2006 to 2008.  Variances which were not specifically attributable to volume or rate were allocated proportionately between rate and volume using the absolute values of each for a basis for the allocation.  Non-accruing loans were included in the average loan balances used in determining the yields.

Table 3A - Volume/Rate Analysis
(in thousands)

	2008 Change from 2007			2007 Change from 2006
	Volume	Rate	Total	Volume	Rate	Total

INTEREST INCOME:

Loans	-401	-6,780	-7,181	2,202	1,073	3,275

Investment Securities	302	-43	259	-285	392	107

Other	49	-169	-120	158	7	165

Total Interest Income	-50	-6,992	-7,042	2,075	1,472	3,547

INTEREST EXPENSE:

Interest Bearing
Demand Deposit Accounts	2	-1,976	-1,974	81	146	227

Savings Deposits	-11	-242	-253	-22	6	-16

Time Deposits	-210	-2,302	-2,512	1,141	832	1,973

Borrowed Funds	380	-458	-78	-199	191	-8

Total Interest Expense	161	-4,978	-4,817	1,001	1,175	2,176

NET INTEREST INCOME	-211	-2,014	-2,225	1,074	297	1,371

Non-Interest Income and Non-Interest Expense

Non-interest expense increased by 7.64% from 2006 to 2007 and increased by 4.32% from 2007 to 2008. Increases in non-interest expense in 2008 are supported by the continuance of providing new equipment, software and fixtures to adequately serve the customers in a constant changing technology environment.  In 2008, a small increase was experienced in salaries and employee benefits which normally will increase annually in a range from 3% to 7% depending on the profits and the attainment of performance goals.  In 2008, the effect of the profits of the entity can be seen in the small increase in salaries and employee benefits.   The expense for FDIC insurance premiums increased from $45 thousand in 2007 to $242 thousand in 2008.

  Non-interest income increased by $775,000 from 2005 to 2006, primarily due to a gain of $406,000 from the sale of a building that previously housed the trust services and a vacant lot that, was identified as other real estate.  For 2007, non-interest income reflects the recognition of other-than-temporary loss of $448,000 in the available-for sale securities and an increase of $560,000 in service charges.  2008 reflected an increase of $435,000 in the sale of other real estate.

The following table provides details on non-interest income and expense for the Years ended December 31, 2006 through 2008.

Table 4 - Non-Interest Income and Expense
(in thousands)

	2008	2007	2006
Non-Interest Income:
Trust Department Income	752	1,068	1,038
Service Charges: Deposits	5,172	5,152	4,592
Other Operating Income	1,824	629	1,296

Total Non-Interest Income	7,748	6,849	6,926

Non-Interest Expense:
Salaries & Employee Benefits	10,227	10,141	9,276
Occupancy Expense	2,475	2,302	1,888
Other Operating Expense	3,507	3,095	3,271

Total Non-Interest Expense	16,209	15,538	14,435

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

Financial Condition

Loans

The loan portfolio constitutes the major earning asset of Security Capital Corporation and in the opinion of management offers the best alternative for maximizing interest spread above the cost of funds.   Real Estate Loans and Commercial Loans comprise the largest segment of the loan portfolio.  Commercial loans which bear a higher degree of risk comprise 7.84% of the loan portfolio at December 31, 2008.  Agricultural loans, another type of loan that carries a higher degree of risk, are only 2.39% of the loan portfolio at December 31, 2008.

Authorization of Loans

The Board of Directors of the Corporation has approved guidelines and policies specific for each type loan. These guidelines are followed under the direction of the President and the Senior Loan Administrators.  All loans made above $25,000 will be presented by the officer originating the loan to a loan committee comprised of other officers and directors for a review of the maker(s), the repayment ability, source of repayment, type and sufficiency of collateral and length of repayment.  The loans reviewed are compiled into a report certifying that the loans have been made in accordance with the Board approved policies and principles.  This periodic report is submitted to the Directors Loan Committee for review and then ratified at the next scheduled meeting.    Each loan officer has an individual lending limit (not to exceed the legal limit of $250,000) which is awarded based on his or her lending experience and length of service.  Any loan in excess of the loan officer’s limit must be approved prior to consummation by the Senior Loan Administrators, the President or the Board of Directors or by a combined lending authority with another loan officer.  All loans or lines of credit over $250,000 must be pre-approved by the Directors Loan Committee.

Collateral and Documentation Requirements

All loans should have an ample margin of safety between the loan advance and the current fair value of the collateral.  Documentation of the collateral is properly collected before the loan transaction is completed and will meet the requirements, (to name a few), of the Mississippi Uniform Commercial Code, the Loan Policy, and all pertinent regulations.  In an effort to secure and to protect the liens of First Security Bank, periodic reports, highlighting loans requiring additional documentation, are provided to management. In addition, the compliance and loan review officer along with the internal audit staff monitor the procedures on an ongoing basis with reports for management of any deficiencies.

Characteristics, Criteria and Risks of Types

The composition of the loan portfolio consists chiefly of  real estate, agricultural, consumer and commercial loans.  Real estate loans, in addition to the general collateral and documentation requirements, require the performance of an appraisal or evaluation before the credit decision is made.  An appraisal is required for all new real estate loans where the loan amount is $250,000 or greater.  All appraisals must be prepared by a certified appraiser.   However, on 1-4 family residential real estate loans less than $1,000,000, the appraisal may be prepared by a licensed appraiser.  For small loans (less than $250,000), the appraisals may be performed by a certified or licensed in-house appraiser. Real estate loans are normally considered a low risk due to the required strength in collateral.  Agricultural loans mandate an extensive review of the customer’s farming track record, financial statements, cash flow statements, projected income and collateral.   The depth of these reviews should determine the honesty, integrity, the debt status, the repayment ability and the collateral strength of the farmer.  To combat this high risk area, the bank’s policy is for production loans to be completely secured with tangible assets and not to exceed 60% of the projected cash repayment ability. Consumer loans is another area of high risk due to the type and location of the collateral and the volatility of the economy which may affect the payback ability of the customer.  The consumer loans normally require the pledging of collateral.  Credit card loans (a very high risk area) - in the consumer group - require a financial statement submitted in order for a credit limit of $5,000 and over to be granted.  Commercial loans require a review of the purpose and the assessment of the future benefit of the operation, the financial statements, and the collateral on the onset to determine the strength of the potential loan asset.  The degree of risks associated with the commercial lending is dependent on the completeness of the initial loan evaluation process.

Concentration of Credit

The bank monitors its loans in a manner that will identify any excessive risk due to concentrations of credit from a large volume of economically related assets advanced to one individual, related groups of borrowers or industry.  Loans to one individual or corporation shall not exceed the limits set by state law.  Mississippi state law states that the limit of lending to one individual or entity shall not exceed 20% of unimpaired capital and reserves.  At least semi-annually, borrowers, related groups of borrowers, and industries who are known to be near this limit are monitored and reported to the board of directors.

The following table reflects outstanding balances by loan type for the past five years.

Table 5 - Loans by Type
(in thousands)

	2008	2007	2006	2005	2004
Commercial, Financial & Agricultural	44,752	39,135	38,349	30,826	28,077
Real Estate - Construction & Development	96,049	124,714	105,545	86,404	49,189
Real Estate - Mortgage	144,647	151,998	153,525	149,602	124,911
Installment Loans to Individuals	22,999	24,624	26,858	28,833	29,898
Other	1,906	2,718	2,381	2,280	2,328

Total Loans	310,353	343,189	326,658	297,945	234,403

The following table reflects the maturity schedule or repricing frequency of all loans that will reprice or mature within one year.

Table 6 - Loan Liquidity
(in thousands)

	Within	1 thr 5	Over
Loans That Will Reprice or Will Mature:	1 Year	Years	5 Years	Total
Allocation by Maturity Date:
Commercial, financial and agriculture loans	28,829	10,934	599	40,362
Construction and development	83,875	12,807	414	97,096
	112,704	23,741	1,013	137,458

Repricing frequency of loan types above:
Fixed Rate	27,751	16,611	401	44,763
Variable Rate	84,953	7,130	612	92,695

Total	112,704	23,741	1,013	137,458
Percent of Total	81.99%	17.27%	0.74%	100.00%

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

Security Capital Corporation strives to attain a loan review program to evaluate loan administration, credit quality, and loan documentation.  This program includes a regular review of problem loans, delinquencies, and charge-offs. The adequacy of the allowance for loan losses is evaluated on a quarterly basis.  This evaluation focuses on specific loan reviews, changes in the type and volume of the loan portfolio given the current and forecasted economic conditions, and historical loss experience.  Any one of the following conditions may necessitate a review of a specific loan: a question of whether the customer’s cash flow or  net worth may not be sufficient to repay the loan; the loan has been criticized in a regulatory examination; the accrual of interest has been suspended; serious delinquency; or other reasons where either the ultimate collectibility of the loan is in question or the loan has other special or unusual characteristics which require special monitoring.

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

Security Capital Corporation
Table 7 - Allowance for Loan Losses
(in thousands)
	2008	2007	2006	2005	2004
Balance at
Beginning of Year	4,729	4,334	3,899	3,598	3,665

Loans Charged-Off
Commercial, Financial & Agricultural	107	92	105	250	242
Real Estate - Construction & Development	8,959	202	35	20	6
Real Estate - Mortgage	683	76	44	313	225
Installment Loans to Individuals	2,255	2,025	1,017	971	655
Other	1,871	5	13	63	-
Total Charge-Offs	13,875	2,400	1,214	1,617	1,128

Charge-Off Recovered
Commercial, Financial & Agricultural	17	10	8	23	2
Real Estate - Construction & Development	510	11	4	-	-
Real Estate - Mortgage	59	27	21	49	24
Installment Loans to Individuals	1,778	1,591	648	383	398
Other	1	1	3	23	-
Total Recoveries	2,365	1,640	684	478	424

Net Charge-Offs	11,510	760	530	1,139	704

Current Year Provision	10,456	1,155	965	1,440	637

Balance at End of Year	3,675	4,729	4,334	3,899	3,598

Loans at End of Year (Net of Allowance)	306,678	338,460	322,324	294,046	230,805

Ratio: Allowance to Loans	1.20%	1.40%	1.34%	1.33%	1.56%

Average Loans	334,576	340,689	315,468	271,323	221,309

Ratio: Allowance to Average Loans	1.10%	1.39%	1.37%	1.44%	1.63%

Ratio: Net Charge Offs to Average Loans	3.44%	0.22%	0.17%	0.42%	0.32%

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

Table 8 - Nonperforming Assets
(in thousands)
	2008	2007	2006	2005	2004
Loans:
Non-accrual	3,271	1,043	819	15	172

90 Days+ Past-Due	3,616	1,725	1,489	786	724

Total Nonperforming Loans	6,887	2,768	2,308	801	896
As % of Total Loans	2.22%	0.81%	0.71%	0.27%	0.38%

Other Real Estate	14,046	716	365	558	165
As % of Total Loans	4.53%	0.21%	0.11%	0.19%	0.07%

Loan Loss Reserve	3,675	4,729	4,334	3,899	3,598

Loan Charge-Offs	13,875	2,400	1,214	1,617	1,128

Total Loans	310,353	343,189	326,658	297,945	234,403

The consolidated reserve for loan losses reflected in Table 7 are the balances remaining after the charge offs for the year.

The loan portfolio contained $3,271 thousand in non-accrual loans represented by ten loans and an aggregate of $3,616 thousand of 90 days past due and over as of December 31, 2008.   If the non-accrual loans had been performing loans during the 2008 period, interest income would have shown an addition of $455 thousand.  The 90 days and over past due loans, classified as being well-secured and capable of being collected, were not subject to a non-accrual status and interest is accrued and recognized daily as income.  The interest income recognized in 2008 for the loans classified as 90 days and over past due at December 31, 2008, totaled $484 thousand.

Potential Problem Loans

As of December 31, 2008, loan management had not identified any loans requiring greater than  normal supervision other than the loans in the categories of Watch, Substandard and Doubtful indicated below.  Analysis of possible workout plans does not anticipate any deficiency.  The actual deficiency depends on the market for the equipment and real estate at the time of disposal.

In addition to loans classified for regulatory purposes, management designates certain loans for internal monitoring purposes in a watch category.  Loans may be placed on management’s watch list as a result of delinquent status, concern about the borrower’s financial condition or the value of the collateral securing the loan, substandard classification during regulatory examinations, or simply as a result of management’s desire to monitor more closely a borrower’s financial condition and performance.  Watch category loans may include loans with loss potential that are still performing and accruing interest and may be current under the terms of the loan agreement; however, management may have a degree of concern about the borrowers’ ability to continue to perform according to the terms of the loan.  Loss exposure on these loans is typically evaluated based primarily upon the estimated liquidation value of the collateral securing the loan.  Also, watch category loans may include credits which, although adequately secured and performing, reflect a past delinquency problem or unfavorable financial trends exhibited by the borrower.

All watch list loans are subject to additional scrutiny and monitoring.  Security Capital Corporation’s policies require loan officers to identify borrowers that should be monitored in this fashion and believe this process ultimately results in the identification of problem loans in a more timely fashion.  At December 31, 2008, Security Capital Corporation in its Loan Loss Reserve Analysis classified $15,067,872 with a rating of Watch, $13,467,345 with a rating of Substandard, and $3,229,908 with a rating of Doubtful.

All other real estate is carried by Security Capital Corporation at the lower of cost or market value less costs to dispose.  Any normal expense of holding the other real estate is expensed as incurred.  Expenditures occurring from  other real estate that is substantial or that extends the life of the asset are capitalized.

An analysis of the loan portfolio and the loan loss reserve is conducted on a quarterly basis by a loan review analyst personnel, the President and loan administrators.  This analysis is approved by the Board of Directors to insure that the bank is protected against any potential and/or unexpected loan losses.  To arrive at the proper grades or classifications needed in the loan loss reserve analysis, each loan officer reviews each loan in his or her portfolio.  The review process will include consideration of the payment history of the customer, bankruptcy status, and stimuli in the economy or in the area that may affect the future cash flow of the customer.  The loan officer and/or the senior loan administrator will grade the loan as exceptional, satisfactory, watch, substandard or doubtful.  This quarterly review and grading process is conducted on an ongoing basis to identify the loans that are non-performing as well as loans that no longer require an allocation in the loan loss reserve.  The required reserve will fluctuate from quarter to quarter due to the loan portfolio performance being monitored.

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

Table 8A - Allocation of the Allowance for Loan Losses
(Dollars in thousands)
	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Balance	Percent	Balance	Percent

Commercial, Financial
& Agricultural	$367	9.99%	$547	11.57%	$590	13.61%	$401	10.28%	$538	14.95%

Real Estate - Construction
& Development	2,029	55.21%	1,758	37.18%	913	21.07%	865	22.19%	522	14.51%

Real Estate - Mortgage	1,037	28.22%	1,558	32.95%	1,922	44.35%	1,906	48.88%	1,735	48.22%

Installment Loans
to Individuals	240	6.53%	770	16.29%	460	10.61%	575	14.75%	780	21.68%

Other Loans	2	0.05%	95	2.01%	413	9.53%	152	3.90%	23	0.64%

Unallocated	-	-	-	0.00%	36	0.83%	-	-	-	-

Total Loans	$3,675	100.00%	$4,728	100.00%	$4,334	100.00%	$3,899	100.00%	$3,598	100.00%

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

At December 31, 2008, the loan loss reserve reflects a decrease of approximately $1 million from December 31, 2007.   The decrease can be attributed to the decrease in the total loan portfolio as well as a substantial decrease in the high risk loan areas – such as commercial real estate, nonfarm nonresidential properties and construction.  The decrease can be supported by conservative lending in a failing real estate market as well as the realization of losses on existing loans.

The continuing level in loan charge offs mandates the need to maintain the status in the provisions for the Allowance for Loan Losses for 2005 and 2006 of $1,440 thousand and $965 thousand, respectively.  The significant increase in 2005 from 2004 of $803 in the provision is the resulting action of a continuing analysis of problem loans, a readiness to recognize losses, and a dedication to maintain a sufficient level of a reserve.  The provisions in 2006 continued that dedication of maintaining the allowance based on historic experience and current trends.  The regulatory exam as of September 30, 2005, however, classified $1.9 million of loans as substandard, up from $1.6 million as reflected in the regulatory exam as of December 31, 2003.  This increase was a gauge in the analysis of needed loan provisions at that time.  Recoveries reflected an increase in 2006 from $478 thousand to $684 thousand as a result of the diligent efforts by loan and deposit personnel to regain principal from the classified loan activity.   In 2007, the loan charge offs and loan recoveries increased significantly.  The significant increase in loan charge offs can be credited to installment loans to individuals.  The charge offs for the classification of installment loans to individuals – which includes charged off overdrafts – increased from $1.0 million to $2.0 million from 2006 to 2007.  The recoveries for the same classification increased from $648 thousand to $1.6 million from 2006 to 2007.

The 2008 activity in the loan loss reserve reflects the state of the economy and the condition of the real estate market in 2008.  The reserve was charged with approximately $9 million due to declining values in collateral and poor customer performance in loans primarily for construction and development in the real estate.  Approximately $2.3 million was charged to the reserve for consumer loans, of which the majority of the charges were due to losses from overdrafts on deposit accounts.  Recoveries in the consumer loans totaled approximately $1.8 million.

 The ratio of the Allowance for Loan Losses to Loans for the years presented reflects a range from a low of 1.20% in 2008 to a high of 1.56% in 2004.

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

Table 9 - Securities
(in thousands)
	2008	2007	2006	2005	2004
Securities Available for Sale
U. S. Treasuries			-	-	-
U. S. Agencies	1,075	1,536	5,441	11,175	23,316
Mortgage Backed	37,534	34,452	20,915	20,872	22,419
State, Municipals & Other	31,281	30,172	34,672	46,902	50,934

Total Securities AFS	69,890	66,160	61,028	78,949	96,669

Securities Held to Maturity
U. S. Treasuries			-	-	-
U. S. Agencies			-	-	-
Mortgage Backed			-	-	-
State, Municipals & Other	5,375	7,235	7,850	2,047	2,050

Total Securities HTM	5,375	7,235	7,850	2,047	2,050

Other Securities
Equities	2,218	2,024	2,250	1,456	1,259

Total Securities	77,483	75,419	71,128	82,452	99,978

The security portfolio is composed of U. S. Treasury securities, U. S. Agency securities, State and Municipal securities - both tax-exempt and taxable, equities, and mortgage-backed securities.

Table 10
Securities & Repricing Schedule
For 12/31/2008
(in thousands)

	1 Year	After 1 Year	5 to 10	Over
	and Less	Thru 5 Years	Years	10 Years
Agencies
Fair Value	-	1,075	-	-
Book Yield	-	5.100	-	-

Taxable Municipals
Fair Value	31	121	79	-
Book Yield	5.670	4.586	4.870	-

Municipals
Fair Value	2,771	15,675	10,923	7,009
Book Yield	5.342	5.230	6.115	7.020

Equity-FHLB	-	-	-	1,718
Book Yield				5.080

Other Securities	-	-	-	503

MBS
Fair Value	-	-	-	37,534
Book Yield				5.459

Total Fair Values	2,802	16,871	11,002	46,764
Weigh Bk Yields	5.730	5.790	6.390	5.840

Table 11
Securities Weighted Maturity and Tax Equivalent Yield by Classification
December 31, 2008

		Weighted
	Weighted	Tax-Equivalent
	Maturity	Yield
U. S. Agencies	2.19	5.100%
Mortgage Backed	2.33	5.459%
Taxable Municipals	3.99	4.836%
Tax-Exempt Municipals	6.04	5.859%

The weighted tax-equivalent yields reflected in the table above were calculated using amortized costs and a tax rate of 34%.

The securities portfolio carries varying degrees of risk.  Investments in U. S. Treasury and U. S. Agency securities have little or no credit risk.  Mortgage-backed securities are substantially issues of federal agencies.  Obligations of states and political subdivisions are the areas of highest potential credit exposure in the portfolio.  This risk is minimized through the purchase of high quality investments.  When purchased, obligations of states and political subdivisions and corporate bonds must have a credit rating by Moody’s or Standard and Poor’s of “A” or better.  The risk of non-rated municipal bonds is minimized by limiting the amounts invested in local issues. Management believes the non-rated securities are of high equality.  No securities of an individual issuer exceeded 10% of Security Capital Corporation’s shareholders’ equity as of December 31, 2008.  Security Capital Corporation does not use off-balance sheet derivative financial instruments as defined in Statement of Financial Accounting Standards No. 119, “Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.”

The securities investment was increased as investment decisions favored securities investments when adequate loan funding was maintained.  In 2005 and 2006, the securities portfolio decreased as the loan demand increased without an echo of the same increase in the deposits.  The securities portfolio in 2007 reflected a significant activity due to the adoption of the fair value accounting pronouncements with sales and purchases resulting.  In 2008, the investment in securities increased by $2.1 million, reflecting normal investing activity.

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

Table 12 - Deposit Information
(in thousands)
	2008		2007		2006		2005		2004
	Average	Avg	Average	Avg	Average	Avg	Average	Avg	Average	Avg
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest- Bearing
Demand	59,286		56,816		58,635		57,954		51,557
Savings	258		251		242		245		241
Interest-bearing
Demand	135,517	1.30	135,369	2.76	132,447	2.65	145,036	1.70	123,215	1.04
Savings	28,442	0.71	29,932	1.52	31,363	1.50	29,420	1.18	26,663	1.05
Time Deposits	162,006	3.49	168,032	4.86	144,549	4.27	117,127	2.86	114,125	1.95
	385,509		390,400		367,236		349,782		315,801

Table 13 - Maturity Ranges of Time Deposits
With Balances More Than $100,000
As of December 31, 2008
(in thousands)

3 Months or Less	$27,265
Over 3 Months thru 6 Months	11,428
Over 6 Months thru 12 Months	13,326
Over 12 Months	5,579
57,598

Security Capital Corporation in its normal course of business will acquire large certificates of deposit (time deposits), generally from public entities that exhibit a variety of maturities.  These funds are acquired on a bid basis and are considered to be part of the deposit base of Security Capital Corporation.

Borrowings

Aside from the core deposit base and large denomination certificates of deposit mentioned above, the remaining funding sources include short-term and long-term borrowings.  As of December 31, 2008, Security Capital Corporation’s short-term borrowings consisted of approximately $1.3 million of the Treasury Tax and Loan open-end note and $4,000,000 of the $32,657,000 borrowed from the Federal Home Loan Bank.  As of December 31, 2007, the short-term borrowings were composed of $389,885 in the Treasury, Tax and Loan open-end note and $1,000,000 of the $23,082,000 borrowed from the Federal Home Loan Bank.  Security Capital Corporation foresees short-term borrowings to be a continued source of liquidity and will continue to use these borrowings as a method to fund short-term needs.

At the end of 2007 and 2008, Security Capital Corporation had long-term debt in the amount of $22,082,000 and $28,657,000, respectively.  Scheduled principal payments of $4,747,000 are due to the Federal Home Loan Bank in 2009.  The rates on the debt with Federal Home Loan Bank as of December 31, 2008, ranged from 2.568% to 5.810% with the maturities ranging to 2032.  The maximum month-end balance during 2008 with Federal Home Loan Bank occurred at the end of September with the balance of $44,840,000 which reflects an increase of a one day advance of $12,000,000 on September 30 that was paid back on October 1.  For 2008, the average outstanding long-term balance was $29,742,000 for debt with Federal Home Loan Bank.

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

Security Capital Corporation addresses short–term liquidity from both an asset liquidity and a liability liquidity viewpoint.  Short-term asset liquidity is provided by money market assets, the investment portfolio, and readily saleable bank assets.  Short-term liability liquidity is measured by the liabilities considered to be more volatile in nature and more likely to be sensitive to changes in interest rates.  Short-term liquidity is monitored thru the asset/liability reports in a measure of a coverage ratio and a crisis coverage ratio.  These ratios measure the ability of the bank to raise cash quickly and how many times this cash will cover volatile liabilities.  For December 31, 2008, the coverage ratio was 5.33.   Of this ratio, the calculated reserves or the source for cash was $165.2 million which would be needed to meet the demand of the identified volatile liabilities and unused loan commitments of $23.7 million and $7.3 million, respectively.  The crisis ratio looks at the coverage of volatile liabilities under a scenario where cash is needed immediately.  The crisis ratio for December 31, 2008, was 2.06. The identified reserves for a crisis ratio totaled $120.0 million and the volatile liabilities and unused loan commitments totaled $58.0 million.  Additionally, the bank monitors liquidity by looking at the ratio of cash and short-term investments versus non-core funding.  The liquidity ratio for December 31, 2008, was in compliance with the policy limit of 15% with a ratio of 17.5%.  This ratio measures the net cash and short-term marketable assets of $58.7 million to the net deposits and short-term liabilities of $336.2 million. The corporation’s dependency ratio of 10.18% was in compliance with the policy ratio of 20.0% at December 31, 2008.  This ratio measures the net volatile liabilities to the earning assets less short-term investments.

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

    At December 31, 2008, we had outstanding loan origination commitments and unused commercial and commercial and retail lines of credit of $24.5 million.  Letters of credit commitments totaling $16.4 million consisted of financial standby letters of credit of $5.1 million, performance standby letters of credit of $1.9 million and commercial letters of credit of $9.4 million.  We anticipate that we will have sufficient funds available to meet current origination and other lending commitments.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of securities, sale of loans and/or the temporary curtailment of lending activities.  Certificates of deposit that are scheduled to mature within one year totaled approximately $123 million at December 31, 2008.  We expect to retain a substantial majority of these certificates of deposit.

    The asset/liability committee is responsible for managing liquidity issues and interest rate risk, among other matters.  Various interest rate movements are factored into a simulation model to assist the asset/liabilitycommittee in assessing interest rate risk.  The committee analyzes the results of the simulation model to formulatestrategies to effectively manage the interest rate risk that may exist.

The liquidity of Security Capital Corporation is dependent on the receipt of dividends from First Security Bank.  Management expects that in the aggregate, First Security Bank will continue to have the ability to provide adequate funds to Security Capital Corporation.

    The Interest Rate Risk Management System is comprised of six different steps.  They are: Board Oversight;Senior Management Oversight; Risk Limits and Controls; Risk Identification and Measurement; Risk Monitoring andReporting; and Independent Review.  A strategic plan highlighting risk tolerance levels is established and monitored by the Board. Senior management implements the strategic plan of goals, objectives and risk limits.  Risk limits are set for Earnings at Risk, Gap Analysis, Economic Value and Value at Risk.  The status of liquidity and rate sensitivity is forecasted in a quarterly report, Asset/Liability Performance Analysis which is provided by an independent outside organization.  The resulting analysis report notifies Security Capital Corporation of compliance with the limitations/goals established by Security Capital Corporation and regulatory agencies as well as projecting a flat rate scenario where rates do not change from the starting point of the analysis, the scenario of rates increasing by 200 and 300 basis points and the scenario of rates decreasing by 200 or 300 basis points.

    The areas of interest rate risk which Security Capital Corporation is susceptible are Repricing Risk, Option Riskand Yield Curve/Basis Risk.  Repricing Risk is the difference in the timing of the assets and the liabilities due to eithermaturities or repricing within a certain time frame.  Option Risk is the interest rate related options embedded in the bank’s assets and liabilities which change the cash flow characteristics of the assets and liabilities.  Yield Curve/Basis Risk are the changes in the relationship between different interest rates with the same maturity or interest rates across a maturity spectrum which create compression or expansion of net interest margins.

    Gap Analysis is the analytical tool that places maturing and repricing assets and liabilities into time buckets tomeasure the short and long term pricing imbalances for a given period.  The broad guidelines set by Security CapitalCorporation for this measure are set in time frames of three months, six months, and twelve months with a +/- cumulative gap position limit of 30%.    Earnings at Risk (EAR), another analysis tool, is considered management’s best source of managing short-term interest rate risk (in a one-year time frame.)  The EAR variance is the percentage change in net interest income over 12 months relative to the base case scenario (with rates being flat) for a +/- instantaneous parallel movement.   The first limit or level is set at 10% of net interest income which will serve as a warning to management.  The second level of 15% represents a risk earnings and is not acceptable to management.  When this occurs, an explanation of the variance is reported to Asset/Liability Committee and to the Board of Directors with an action plan to decrease the variance.  Among the possible actions are loan sales, use of FHLB borrowings and investment portfolio restructuring.  Economic Value of Equity is the tool for measuring long-term interest rate risk.    This tool measures the long-term safety and soundness of the institution being compromised for the sake of short-term results.  The two limits of Economic Value of Equity are level I designated having a variance of 30-39% and level II designated having a variance of 40% or higher and uses the same concern or action level as for Earnings at Risk

    The analysis performed using December 31, 2008, data projecting for the period ending December 31, 2009, reflected the net interest income at $17.7 million.  Return on Assets and Return on Equity at 1.16% and 9.90%, respectively, compare to December 31, 2007, actuals at 1.87% and 15.45%, respectively.  The model for December 31, 2008 remains consistently neutral to changes in rates.  In the current model, the net interest margin remains basically the same in the 200 ramp up and in the up 100 ramp.  For the 200 ramp down and the 100 ramp down, the model reflects  a small change with the largest drop of 7.14% occurring in the down 200.  The Economic Value of Equity increased 16.4% in the up 200 ramp.  The down 200 ramp results in a decrease to net interest income of 15.7% which is well within the policy limit of 30%.  As rates move up or down 100 or 200 basis points, we see a small change in net interest income.  The model shows if rates continue to tighten, the risk to earnings to be minimal

    First Security Bank’s source of funding is predominantly core deposits consisting of both commercial and individual deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, and long-term borrowings from the FHLB.  With the deposit base being diversified between individual and commercial accounts, First Security Bank avoids dependence on large concentrations of funds.  Security Capital Corporation does not solicit certificates of deposit from brokers.  The primary sources of liquidity on the asset side of the balance sheet are federal funds sold and securities classified as available for sale.  Most of the investment securities portfolio are classified in the available for sale category and are subject to be sold should liquidity needs arise.

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

    The cash available for use in 2008 was provided by operating activities in the amount of $12.2 million.  Other transactions or activities affecting cash were: purchases of available-for-sale securities of $19.2 million; maturities, calls and sales of securities of $17.8 million; repayment of debt of $14.1 million; proceeds from borrowings of $23.3 million; and payment of cash dividends of $1.4 million.

Table 14 - Funding Uses and Sources details the main components of cash flows for 2006 thru 2008.

Table 14 - Funding Uses and Sources
(in thousands)
	2008			2007			2006
		Increase			Increase			Increase
	Average	(Decrease)%		Average	(Decrease)%		Average	(Decrease)%
	Balance	Amount	Change	Balance	Amount	Change	Balance	Amount	Change
Funding Uses
Loans	334,576	-6,113	-1.79	340,689	25,221	7.99	315,468	44,145	16.27
Securities*	78,188	5,534	7.62	72,654	-6,332	-8.02	78,986	-13,693	-14.77
Federal Funds Sold	3,503	600	20.67	2,903	1,067	58.12	1,836	-1,731	-48.53
	416,267	21	0.01	416,246	19,956	5.04	396,290	28,721	7.81

Funding Sources
Noninterest Bearing Deposits
Demand Deposits	59,286	2,470	4.35	56,816	-1,819	-3.10	58,635	681	1.18
Savings Deposits	258	7	2.79	251	9	3.72	242	-3	-1.22
Interest Bearing Deposits
Demand Deposits	135,517	148	0.11	135,369	2,922	2.21	132,447	-12,589	-8.68
Savings Deposits	28,442	-1,490	-4.98	29,932	-1,431	-4.56	31,363	1,943	6.60
Time Deposits	162,006	-6,027	-3.59	168,033	23,484	16.25	144,549	27,422	23.41
Borrowings	33,928	10,218	43.10	23,710	-3,523	-12.94	27,233	9,195	50.98
	419,437	5,326	1.29	414,111	19,642	4.98	394,469	26,649	7.25

*Cost basis is used for securities instead of market values.

Table 15 - Liquidity and Interest Rate Sensitivity reflects interest earning assets and interest-bearing liabilities by maturity distribution.  Product lines repricing in time periods predetermined by contractual agreements are included in the respective maturity categories.

Table 15 - Liquidity; Interest Rate Sensitivity
(in thousands)
As of December 31, 2008

	Less	Over 3 Mos	Over 1 yr	Over
	3 Mos	thru 1 Yr	thru 3 Yrs	3 Yrs	Total
Interest Earning Assets
Loans	150,988	84,452	48,908	26,005	310,353
Short-Term Investments	198	-	-	-	198
Investment Securities	9,421	19,415	19,439	29,208	77,483
Other	-	-	-	6,188	6,188
Total Interest Earning Assets	160,607	103,867	68,347	61,401	394,222

Interest Bearing Liabilities
NOW	23,442	-	6,870	41,804	72,116
Money Market	36,619	-	2,318	13,073	52,010
Savings Deposits	12,368	-	2,174	13,189	27,731
Time Deposits	54,933	67,534	9,909	13,523	145,899
Short-Term Borrowings		4,000	-	-	4,000
Long-Term Borrowings		747	3,601	24,309	28,657
Total Interest Bearing Liabilities	127,362	72,281	24,872	105,898	330,413

Rate Sensitive Assets (RSA)	160,607	264,474	332,821	394,222	394,222
Rate Sensitive Liabilities (RSL)	127,362	199,643	224,515	330,413	330,413
Rate Sensitive Gap	33,245	31,586	43,475	-44,497	63,809
Rate Sensitive Cumulative Gap	33,245	64,831	108,306	63,809	63,809
Cumulative % of Earning Assets	8.43%	16.45%	27.47%	16.19%	16.19%
Cumulative % of Total Assets	7.19%	14.02%	23.42%	13.80%	13.80%

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

Income Sensitivity :
Based on simulation modeling at December 31, 2008, and December 31, 2007, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Table 15A - Change in Net Interest Income Over One Year Horizon

	(Dollars in Thousands)
	at December 31, 2008		at December 31, 2007
	Dollar	%	Dollar	%
Changes in Levels of Interest Rates	Change	Change	Change	Change

Increase 2.00%	$258	1.50%	$(57)	-0.30%
Increase 1.00%	197	1.10%	(7)	0.00%
Decrease 1.00%	140	0.80%	(27)	-0.10%
Decrease 2.00%	171	1.00%	(332)	-1.50%

As of December 31, 2007 and 2008, the neutral status is evident as reflected in the nominal, projected percentage changes, in the ramps, as shown above.

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

Management believes Security Capital Corporation and First Security Bank meet all the capital requirements as of December 31, 2008, as noted below in Table 16 - Capital Ratios, and is well-capitalized under the guidelines established by the banking regulators.  To be well-capitalized, Security Capital Corporation and First Security Bank must maintain the prompt corrective action capital guidelines described above.

Security Capital Corporation decreased the amount of dividends paid to $1,441,280  in 2008, compared to $2,881,809 in 2007, a decrease of approximately 50%.

Table 16 - Capital Ratios
(Dollars in thousands)

	As of December 31,
	2008	2007	2006
Tier 1 Capital

Total Tier 1 Capital	51,597	53,106	48,151

Total Capital
Tier 1 Capital	51,597	53,106	48,151
Allowable Allowance for Loan Losses	3,675	4,699	4,334

Total Capital	55,272	57,805	52,485

Risk Weighted Assets

Net Average Assets	463,804	480,244	454,841

Total Risk Weighted Assets	357,261	377,859	356,670

Risk Based Ratios
Tier 1 Leverage Ratio	11.12	11.06	10.59
Tier 1 Risk Based Capital Ratio	14.44	14.05	13.50
Total Risk Based Capital Ratio	15.47	15.30	14.72

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments. At December 31, 2008, the Company had $24.5 million in unused loan commitments outstanding.  Of these commitments, $24.0 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers.  At December 31, 2008, the Company had, issued and outstanding, $9.4 million in commercial letters of credit, $5.1 million in financial standby letters of credit, and $1.9 million in performance standby  letters of credit.

At December 31, 2008, there was $25 million in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. At December 31, 2007, there was $25 million in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. The Company uses these letters of credit as additional collateral on loan participations sold and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
Security Capital Corporation

We have audited the accompanying consolidated balance sheets of Security Capital Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. We also have audited Security Capital Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Security Capital Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Capital Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Security Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/S/ T. E. Lott & Company

Columbus, Mississippi
March 6, 2009

SECURITY CAPITAL CORPORATION

SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31,

	2008	2007	2006	2005	2004
	(In thousands, except per share data)
INCOME DATA
Interest and fees on loans	$23,063	$30,283	$27,013	$20,570	$15,042
Interest and dividends on securities	3,712	3,403	3,294	3,643	3,826
Other interest income	296	447	279	245	224
Total interest income	27,071	34,133	30,586	24,458	19,092
Interest expense	8,993	13,699	11,523	6,907	4,139
Net interest income	18,078	20,434	19,063	17,551	14,953
Provision for loan losses	10,456	1,155	965	1,440	637
Net interest income after provision for
loan losses	7,622	19,279	18,098	16,111	14,316
Service charges on deposit accounts	5,172	5,152	4,592	4,333	3,876
Other income	2,576	1,697	2,334	1,818	1,781
Total noninterest income	7,748	6,849	6,926	6,151	5,657
Salaries and employee benefits	10,227	10,141	9,276	8,588	7,607
Occupancy and equipment expense	2,475	2,302	1,888	1,553	1,236
Other expenses	3,507	3,095	3,271	2,807	2,567
Total noninterest expenses	16,209	15,538	14,435	12,948	11,410

Income before income taxes	(839)	10,590	10,589	9,314	8,563
Income taxes	(1,022)	3,155	3,349	2,707	2,431

Net income	$183	$7,435	$7,240	$6,607	$6,132

PER SHARE DATA (1)
Net income - basic	$0.06	$2.58	$2.51	$2.29	$2.13
Dividends

Other Ratios:
Return on Average Assets	0.04	1.54	1.58	1.57	1.65
Return on Equity	0.31	13.44	14.36	14.16	14.22
Loans to Deposits	86.82	88.28	89.08	83.98	70.29
Loans to Total Assets	67.11	72.02	71.27	68.36	60.06
Equity Capital to Total Assets	12.10	11.95	11.34	10.83	11.24
Average Equity to Average Assets	12.15	11.43	10.99	11.12	11.61
Dividend Payout Ratio	787.58	38.76	37.90	39.52	40.52

FINANCIAL DATA
Total assets	$462,485	$476,530	$458,329	$435,876	$390,274
Net loans	306,678	338,460	322,324	294,046	230,805
Total deposits	357,483	388,733	366,669	354,766	333,458
Total shareholders' equity	55,979	56,939	51,984	47,187	43,870

(1)	Restated for stock dividends

SECURITY CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 and 2007

ASSETS	2008	2007
	(In thousands)
Cash and due from banks	$16,953	$19,163
Interest-bearing deposits with banks	395	643
Total cash and cash equivalents	17,348	19,806

Certificates of deposit with other banks	198	198

Securities available-for-sale	69,890	66,160
Securities held-to-maturity (estimated fair value	5,375	7,235
(of $5,331 in 2008 and $7,442 in 2007)
Securities, other	2,218	2,024
Total securities	77,483	75,419

Loans, less allowance for loan losses of
$3,675 in 2008 and $4,729 in 2007	306,678	338,460

Interest receivable	3,733	6,158
Premises and equipment	24,548	23,072
Other real estate	14,046
Goodwill	3,874	3,874
Cash surrender value of life insurance	6,286	6,075
Customers' liability on acceptances	3,321	1,058
Other assets	4,970	2,410

Total Assets	$462,485	$476,530

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing deposits	$59,670	$58,373
Interest-bearing deposits	297,813	330,360
Total deposits	357,483	388,733

Interest payable	1,017	1,953
Acceptanes outstanding	3,321	1,058
Federal funds purchased	8,000	4,000
Borrowed funds	33,929	23,472
Other liabilities	2,756	375
Total liabilities	406,506	419,591

Shareholders' equity:
Common stock - $5 par value, 5,000,000 shares
authorized, 2,890,811 shares issued	14,454	14,454
Surplus	40,723	40,701
Retained earnings	167	1,502
Accumulated other comprehensive income	676	326
Treasury stock, at par, 8,152 shares and 8,852
shares in 2008 and 2007, respectively	(41)	(44)
Total shareholders' equity	55,979	56,939

Total Liabilities and Shareholders' Equity	$462,485	$476,530

The accompanying notes are an integral part of these statements.

SECURITY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$23,063	$30,283	$27,013
Interest and dividends on securities:
Taxable	2,111	1,772	1,596
Tax-exempt	1,601	1,631	1,698
Other	296	447	279
Total interest income	27,071	34,133	30,586

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	2,752	4,229	3,101
Interest on other deposits	4,867	8,130	7,048
Interest on borrowed funds	1,374	1,340	1,374
Total interest expense	8,993	13,699	11,523

Net interest income	18,078	20,434	19,063

Provision for loan losses	10,456	1,155	965
Net interest income after provision for loan losses	7,622	19,279	18,098

OTHER INCOME
Service charges on deposit accounts	5,172	5,152	4,592
Other service charges and fees	797	415	647
Trust Department income	752	1,068	1,038
Securities gains (losses), net	13	(448)	(253)
Gains on sale of other assets, net	552	117	454
Other	462	545	448
Total other income	7,748	6,849	6,926

OTHER EXPENSE
Salaries and employee benefits	10,227	10,141	9,276
Net occupancy expense	1,196	1,114	1,020
Furniture and equipment expense	1,279	1,188	868
Printing, stationery, and supplies	235	347	348
Data processing	203	192	366
Directors' fees	203	301	274
Professional fees	440	333	191
Other	2,426	1,922	2,092
Total other expense	16,209	15,538	14,435

Income (loss) before income taxes	(839)	10,590	10,589
Income tax expense (benefit)	(1,022)	3,155	3,349

Net income	$183	$7,435	$7,240

Basic net income per share	$0.06	$2.58	$2.51

The accompanying notes are an integral part of these statements.

SECURITY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

						Accumulated
						Other
	Comprehensive	Common		Retained	Treasury	Comprehensive
	Income	Stock	Surplus	Earnings	Stock	Income	Total

Balance, January 1, 2006		$13,114	$31,380	$3,003	$(55)	$(255)	$47,187

Comprehensive income:
Net income for 2006	$7,240	-	-	7,240	-	-	7,240
Net change in unrealized gain (loss) on
securities available-for-sale, net of tax	214	-	-	-	-	214	214
Comprehensive income	$7,454

Cash dividends paid		-	-	(2,744)	-	-	(2,744)
5% stock dividend		654	4,194	(4,848)	-	-	-
Purchase of fractional shares		-	(15)	-	(3)	-	(18)
Reissuance of treasury stock		-	95	-	10	-	105

Balance, December 31, 2006		13,768	35,654	2,651	(48)	(41)	51,984

Comprehensive income:
Net income for 2007	$7,435	-	-	7,435	-	-	7,435
Net change in unrealized gain (loss) on
securities available-for-sale, net of tax	367	-	-	-	-	367	367
Comprehensive income	$7,802

Cash dividends paid		-	-	(2,882)	-	-	(2,882)
5% stock dividend		686	5,016	(5,702)	-	-	-
Purchase of fractional shares		-	(19)	-	(2)	-	(21)
Purchase of treasury stock		-	(4)	-	-	-	(4)
Reissuance of treasury stock		-	54	-	6	-	60

Balance, December 31, 2007		$14,454	$40,701	$1,502	$(44)	$326	$56,939

 ( Continued )

The accompanying notes are an integral part of these statements.

SECURITY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

						Accumulated
						Other
	Comprehensive	Common		Retained	Treasury	Comprehensive
	Income	Stock	Surplus	Earnings	Stock	Income	Total

Balance, December 31, 2007 (brought forward)		$14,454	$40,701	$1,502	$(44)	$326	$56,939

Cumulative effect of adoption of EITF Issue 0604				(77)			(77)

Comprehensive income:
Net income for 2008	$183	-	-	183	-	-	183
Net change in unrealized gain (loss) on
securities available-for-sale, net of tax	350	-	-	-	-	350	350
Comprehensive income	$533

Cash dividends paid		-	-	(1,441)	-	-	(1,441)
Reissuance of treasury stock		-	22	-	3	-	25

Balance, December 31, 2008		$14,454	$40,723	$167	$(41)	$676	$55,979

The accompanying notes are an integral part of these statements.

SECURITY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$183	$7,435	$7,240
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	10,456	1,155	965
Amortization of premiums and discounts on
securities, net	69	93	277
Depreciation and amortization	1,212	1,157	1,003
Deferred income taxes	2,284	51	78
FHLB stock dividend	(45)	(76)	(67)
(Gain) loss on sale of securities, net	(13)	448	253
(Gain) loss on sale of other assets, net	(552)	(117)	(454)
Changes in:
Interest receivable	2,425	(1,067)	(1,076)
Cash value of life insurance, net	(211)	(206)	(199)
Other assets	(2,667)	(8)	(1,496)
Interest payable	(936)	362	579
Other liabilities	20	1,242	1,140

Net cash provided by operating activities	12,225	10,469	8,243

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(19,160)	(34,088)	(5,622)
Proceeds of maturities and calls of securities
available-for-sale	13,016	10,280	11,611
Proceeds from sales of securities available-for-sale	2,903	19,130	12,289
Proceeds of maturities and calls of held to maturity	1,860	210
Purchase of securities held to maturity	-	-	(5,803)
Purchase of other securities	(572)	(865)	(727)
Sale of other securities	422
Additions to premises and equipment	(2,546)	(2,311)	(4,636)
Proceeds of sale of other assets	578	474	1,374
Purchase of bank-owned life insurance	-	-	-
Changes in:
Loans	7,025	(18,219)	(28,713)
Certificates of deposits with other banks	-	-	194

Net cash provided by (used in) investing activities	3,526	(25,389)	(20,033)

( Continued )

The accompanying notes are an integral part of these statements.

SECURITY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007AND 2006

	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	$(1,441)	$(2,882)	$(2,744)
Purchase of treasury stock	-	(4)	-
Reissuance of treasury stock	25	60	105
Purchase of fractional shares	-	(21)	(18)
Repayment of debt	(12,799)	(48,943)	(48,246)
Proceeds from issuance of debt	23,256	45,035	61,530
Changes in:
Deposits	(31,250)	22,034	11,933
Federal funds purchased	4,000	(4,000)	(7,000)

Net cash provided by (used in) financing activities	(18,209)	11,279	15,560

Net increase in cash and cash equivalents	(2,458)	(3,641)	3,770

Cash and cash equivalents at beginning of year	19,806	23,447	19,677

Cash and cash equivalents at end of year	$17,348	$19,806	$23,447

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:
Interest	$9,929	$13,337	$10,944
Income taxes	610	3,369	3,295

Noncash activities:
Transfers of loans to other real estate and
repossessed inventory	15,550	1,195	738

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

 1.            Consolidation

The consolidated financial statements include the accounts of Security Capital Corporation, a one-bank holding company, and its wholly-owned subsidiaries, First Security Bank (Bank), Batesville Security Building Corporation (Building Corporation), and Bank’s wholly-owned subsidiaries, First Security Insurance, Inc. (Insurance) and First Security Armored Car, Inc. (Courier).  Significant intercompany accounts and transactions have been eliminated.

 2.            Nature of Operations

The Corporation is a financial holding company.  Its primary asset is its investment in its subsidiary bank.  The Bank operates under a state bank charter and provides full banking services, including trust services.  The Bank is subject to regulation by the Mississippi Department of Banking and Consumer Finance, and the Federal Deposit Insurance Corporation (FDIC).  The area served by the Bank is primarily the northern half of Mississippi, and services are provided in branch locations at Batesville, Marks, Sardis, Como, Crenshaw, Olive Branch, Hernando, Robinsonville, Tunica, Pope, and Southaven.  The operations of the Building Corporation, Insurance, and Courier are not material in relation to the Corporation as a whole.

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

Trading Account Securities

Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2008 and 2007.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

4.            Securities  (Continued)

Other Securities

Other securities are carried at cost and consist of investments in stock of the Federal Home Loan Bank(FHLB) and First National Banker’s Bankshares.  Thetransferability of these stock holdings is restricted.

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

9.              Other Real Estate

Other real estate consists of properties acquired through foreclosure and is recorded at the lower of cost or current appraised value less estimated expense to sell.  Any write-down from the cost to estimated fair market value required at the time of foreclosure is charged to the allowance for loan losses.  Subsequent gains or losses, including write-downs, on other real estate are reported in other operating income or expenses.  At December 31, 2008, and 2007, other real estate was $14,046,000 and $716,000, respectively.

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

11.         Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for each year.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if any dilutive potential common shares had been issued.  For the three years ended December 31, 2008, there were no potential dilutive common shares.  All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends.

( Continued )

    SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

11.         Net Income per Share  (Continued)

Presented below is a summary of the components used to calculate basic net income per share for the years ended December 31, 2008, 2007, and 2006 (as restated for stock dividends):

	2008	2007	2006
	(In thousands, except per share data)
Basic Net Income Per Share
Weighted average common shares outstanding	2,882	2,882	2,880
Net income	$183	$7,435	$7,240
Basic net income per share	$0.06	$2.58	$2.51

12.         Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and noninterest-bearing and readily available interest-bearing deposits due from other banks.

13.         Advertising

Advertising costs are expensed as incurred. Advertising expense for 2008 and 2007 was approximately $242,000 and $251,000, respectively.

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

18.         Accounting Pronouncements

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  During December 2007, the FASB issued SFAS 160 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity.  Before the Statement was issued these so-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity.  The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented in the consolidated statement of income.  This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited. Management does not anticipate that this Statement will have a material impact on the Corporation’s consolidated financial condition or results of operations.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

18.         Accounting Pronouncements (Continued)

Emerging Issues Task Force (“EITF”) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements. EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, an entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions. The Corporation adopted EITF 06-4 effective as of January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The amount of the adjustment was not significant.

NOTE B - RESERVE REQUIREMENTS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank.  The required reserve at December 31, 2008 and 2007, was $336,000 and $406,000, respectively.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 2008 and 2007, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2008:
Securities available-for-sale:
U. S. Government agencies	$995	$80	$-	$1,075
Mortgage-backed securities	36,551	983	-	37,534
State and local political
subdivisions	31,263	270	255	31,278
Other equity securities	4	-	1	3

	$68,813	$1,333	$256	$69,890

Securities held-to maturity:
State and local political
subdivisions	$5,375	$50	$94	$5,331

December 31,2007:
Securities available-for-sale:
U. S. Government agencies	$1,491	$45	$-	$1,536
Mortgage-backed securities	34,318	185	51	34,452
State and local political
subdivisions	29,827	383	42	30,168
Other equity securities	4	-	-	4

	$65,640	$613	$93	$66,160

Securities held-to maturity:
State and local political
subdivisions	$7,235	$209	$2	$7,442

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES  (Continued)

The scheduled maturities of securities at December 31, 2008, are as follows:

	Available-For-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Due in one year or less	$2,554	$2,572	$230	$230
Due after one year through five years	15,641	15,804	1,045	1,067
Due after five years through ten years	9,396	9,371	1,605	1,631
Due after 10 years	4,667	4,606	2,495	2,403
Mortgage-backed securities	36,551	37,534	-	-
Other equity securities	4	3	-	-

	$68,813	$69,890	$5,375	$5,331

Investment securities with a carrying value of $36,343,000 and $38,555,000 at December 31, 2008 and 2007, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

Gross gains of $16,000 in 2008, $0 in 2007 and $39,000 in 2006, and gross losses of $3,000 in 2008, $448,000 in 2007 and $292,000 in 2006, were realized on securities available-for-sale.

The details concerning securities classified as available for sale with unrealized losses as of December 31, 2008 and 2007, were as follows:

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2008
U. S. Government
agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed
securities	-	-	-	-	-	-
State and local political
subdivisions	10,550	244	313	11	10,863	255
Other equity securities	3	1	-	-	3	1

	$10,553	$245	$313	$11	$10,866	$256

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES  (Continued)

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2007
U. S. Government
agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed
securities	3,699	11	6,060	40	9,759	51
State and local political
subdivisions	3,696	19	2,296	23	5,992	42
Other equity securities	-	-	-	-	-	-

	$7,395	$30	$8,356	$63	$15,751	$93

The details concerning securities classified as held to maturity with unrealized losses as of December 31, 2008 and 2007, were as follows:

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2008
State and local political
subdivisions	$2,751	$94	$-	$-	$2,751	$94

2007
State and local political
subdivisions	$-	$-	$693	$2	$693	$2

As of December 31, 2008, approximately 25% of the number of securities in the portfolio reflected an unrealized loss.  Management is of the opinion the Corporation has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  Management also believes the deterioration in value is attributable to changes in market interest rates and not to the credit quality of the issuer.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - LOANS

Major classifications of loans were as follows:

	December 31,
	2008	2007
	(In thousands)

Commercial, financial and agricultural	$44,752	$39,135
Real estate - construction and development	96,049	124,714
Real estate - mortgage	144,647	151,998
Installment loans to individuals	22,999	24,624
Other	1,906	2,718
	310,353	343,189
Less allowance for loan losses	(3,675)	(4,729)
	$306,678	$338,460

Included in the above are customer demand deposits in overdraft status of approximately $412,000 at December 31, 2008, and $975,000 at December 31, 2007.

Transactions in the allowance for loan losses were as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Balance at beginning of year	$4,729	$4,334	$3,899
Charge-offs during year	(13,875)	(2,400)	(1,214)
Recoveries on loans previously
charged off	2,365	1,640	684
Provision charged to opening expense	10,456	1,155	965

Balance at end of year	$3,675	$4,729	$4,334

At December 31, 2008 and 2007, the recorded investment in loans considered to be impaired totaled approximately $3,814,000 and $2,329,000, respectively.  The allowance for loan losses related to these loans approximated $418,000 and $586,000 at December 31, 2008 and 2007, respectively.  The average recorded investment in impaired loans during the years ended December 31, 2008 and 2007, was approximately $9,402,000 and $2,137,000, respectively.  For the years ended December 31, 2008, 2007, and 2006, the amount of income recognized on impaired loans was immaterial. At December 31, 2008 and 2007, nonaccrual loans amounted to approximately $3,271,000 and $1,043,000, respectively, and loans past due ninety days or more and still accruing interest amounted to approximately $3,616,000 and $1,726,000, respectively.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

	Estimated Useful	December 31,
	Life in Years	2008	2007

Land	-	$ 7,626	$ 6,347
Buildings and improvements	10 - 40	17,845	16,825
Furniture and equipment	3 - 10	7,239	7,059
		32,710	30,231
Less accumulated depreciation and amortization		(8,162)	(7,159)

		$ 24,548	$ 23,072

The amount charged to operating expense for depreciation was $1,108,000 for 2008, $1,072,000 for 2007, and $913,000 for 2006.

NOTE F - TIME DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at 2008 and 2007 was $57,598,000 and $90,299,000, respectively.

Projected maturities of time deposits included in interest-bearing deposits at December 31, 2008, are as follows (in thousands):

Year	Amount

2009	$122,464
2010	8,917
2011	992
2012	1,315
2013	628
Thereafter	11,583

$145,899

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - BORROWED FUNDS

Borrowed funds consisted of the following:

	December 31,
	2008	2007
	(In thousands)

FHLB Advances	$32,657	$23,082
Treasury tax and loan note	1,272	390

	$33,929	$23,472

The Bank has outstanding advances from the FHLB under a blanket agreement for advances and a security agreement (Agreements). The Agreements entitle the Bank to borrow funds from FHLB to fund mortgage loan programs and to satisfy certain other funding needs.  Advances from the FHLB have maturity dates ranging from February, 2009, through September, 2032.    Interest is payable monthly at rates ranging from 2.5675% to 5.810%.  The advances are collateralized by FHLB capital stock, amounts on deposit with the FHLB, and a blanket lien on first mortgage, small business, and agricultural loans equal to the advances outstanding.  FHLB advances available and unused at December 31, 2008, totaled $72.5 million.

The treasury tax and loan note generally matures within one to sixty days from the transaction date.  Interest is paid at an adjustable rate as set by the U. S. Government.

Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis.

Annual principal repayment requirements on FHLB borrowings at December 31, 2008, are as follows:

Year	Amount
(In thousands)

2009	4,747
2010	1,782
2011	1,819
2012	9,857
2013	2,447
Thereafter	12,005

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - EMPLOYEE RETIREMENT PLANS

The Bank has a defined contribution plan which incorporates the provisions of a deferred compensation plan [401(k)] covering all employees who perform 1,000 hours of service annually, have one year of service and are age twenty-one or older.  The Bank’s contribution is 2% of salaries, and employees may contribute up to 15% of their salary which is matched by the Bank up to an additional 3%.  Additional Bank contributions are subject to Board discretion. The Bank’s contribution was approximately $318,000 for 2008, $319,000 for 2007, and $289,000 for 2006.

The Bank also has an employee stock ownership plan (ESOP) covering the same group of employees as the 401(k) plan, which is funded at the discretion of the Board. The ESOP invests primarily in the stock of the Corporation.  Dividends on ESOP shares are recorded as a reduction of retained earnings and the shares are considered outstanding for earnings per share computation. Bank contributions were approximately $287,000 for 2008, $289,000 for 2007, and $275,000 for 2006.  The ESOP held 192,700 and 186,854 shares of Corporation common stock, of which 192,700 and 186,854 were allocated shares, at December 31, 2008 and 2007, respectively.

NOTE I - COMPREHENSIVE INCOME

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting amounts that are displayed as part of other comprehensive income.  The disclosures of the reclassification amounts are as follows:

	Years Ended December 31,
	2008	2007	2006
Net change in unrealized gains on
available-for-sale securities	$571	$138	$88
Reclassification adjustment for net losses
(gains) realized in income	(13)	448	253
Net unrealized (gains) losses	558	586	341
Tax effect	(208)	(219)	(127)

Net change in unrealized gains on
securities available-for-sale, net of tax	$350	$367	$214

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - INCOME TAXES

The provision for income taxes including the tax effects of securities transactions is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Current:
Federal	$(2,896)	$2,672	$2,820
State	(410)	432	451
Deferred	2,284	51	78

	$(1,022)	$3,155	$3,349

The difference between the total expected tax expense at the federal tax rate and the reported income tax expense is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Tax (benefit) on income (loss) before taxes	$(285)	$3,601	$3,600
Increase (decrease) resulting from:
Tax-exempt income	(599)	(630)	(636)
Disallowed interest expense	47	74	72
State income taxes, net of federal benefit	(271)	285	298
Other, net	86	(175)	15

	$(1,022)	$3,155	$3,349

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - INCOME TAXES  (Continued)

The components of the net deferred tax included in the consolidated balance sheets are as follows:

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$327	$1,500
Unrealized loss on secuities	-	-
available for sale
Other	79	21
	406	1,521

Deferred tax liabilities
Premises and equipment	(1,225)	(156)
Unrealized gain on securities
available for sale	(402)	(194)
Intangible asset	(749)	(649)
Other	(314)	(314)
	(2,690)	(1,313)

Net deferred tax asset (liability)	$(2,284)	$208

Effective January 1, 2007, the Corporation adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109 (the Interpretation). This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of this Interpretation had no impact on the consolidated financial statements.  As of December 31, 2008 and 2007, there were no significant unrecognized income tax benefits.

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

	Contractual Amount
	2008	2007
	(In thousands)

Commitments to extend credit	$21,667	$35,495
Credit card arrangements	2,812	2,491
Letters of credit	16,396	18,910

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – COMMITMENTS AND CONTINGENT LIABILITIES    (Continued)

Commitments to extend credit, credit card agreements, commercial letters of credit, and standby letters of credit include some exposure to credit loss in the event of nonperformance of the customer. The  Bank’s credit policies and procedures for such commitments and financial guarantees are the same as those used for lending activities.  Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk.  No significant losses on commitments were incurred during the three years ended December 31, 2008, nor are any significant losses as a result of these transactions anticipated.

The Bank leases property for branch offices under a noncancellable lease agreement that expires in 2012.  The lease is for a five-year period with an option to renew.  The total minimum rental commitment at December 31, 2008, under the leases is approximately $40,800 which is due as follows:

Year	Amount

2009	10,200
2010	10,200
2011	10,200
2012	10,200
2013	-

$40,800

The annual rental expense was $10,200 for 2008 and $9,600 for 2007 and 2006.

The Bank is a defendant in various pending and threatened legal actions arising in the normal course of business.  In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of these matters will not have a material effect on the consolidated financial statements.

NOTE L - RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest.  In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices and are within applicable regulatory and lending limitations.  Such loans amounted to approximately $4,693,000 and $6,218,000 at December 31, 2008 and 2007, respectively.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - REGULATORY MATTERS

Banking regulations require the Bank to maintain certain capital levels and limit the dividends paid by the Bank to the holding company.  Dividends paid by the Bank to the Corporation are the primary source of funds for dividends by the Corporation to its shareholders.

The Corporation and its subsidiary bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted average total assets (leverage). Management’s contention is that, as of December 31, 2008, the Corporation and its subsidiary bank exceed all capital adequacy requirements.

At December 31, 2008, the Bank was categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action.  A financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a Tier 1 leverage capital ratio of 5% or more.  There are no conditions or anticipated events that, in the opinion of management, would change the categorization.

The actual capital amounts and ratios at December 31, 2008 and 2007, are presented in the following table.  No amount was deducted from capital for interest-rate risk exposure.

	Security Capital
	Corporation
	(Consolidated)		Bank
	Amount	Ratio	Amount	Ratio
	(In thousands)
December 31, 2008
Total risk-based	$55,272	15.5%	$53,565	15.0%
Tier 1 risk-based	51,597	14.4%	49,890	14.0%
Tier 1 leverage	51,597	11.1%	49,890	10.8%

December 31, 2007
Total risk-based
Tier 1 risk-based	$57,805	15.3%	$55,152	14.7%
Tier 1 leverage	53,106	14.1%	50,453	13.4%
	53,106	11.1%	50,453	10.6%

 ( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - REGULATORY MATTERS  (Continued)

The minimum amounts of capital and ratios as established by banking regulators at December 31, 2008 and 2007, were as follows:

	Security Capital
	Corporation
	(Consolidated)		Bank
	Amount	Ratio	Amount	Ratio
	(In thousands)
December 31, 2008
Total risk-based
Tier 1 risk-based	$28,581	8.0%	$28,536	8.0%
Tier 1 leverage	14,290	4.0%	14,268	4.0%
	13,914	3.0%	13,844	3.0%

December 31, 2007
Total risk-based
Tier 1 risk-based	$30,229	8.0%	$30,071	8.0%
Tier 1 leverage	15,114	4.0%	15,035	4.0%
	14,407	3.0%	14,348	3.0%

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

Securities – For securities held as investments, fair value equals market price, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  Fair value of other securities, which consist of FHLB and First National Banker’s Bankshares is estimated to be the carrying value which is par.

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

The estimated fair values of the financial instruments, none of which are held for trading purposes, were as follows:

	December 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)

Financial assets:
Cash and cash equivalents	17,348	17,348	19,806	19,806
Certificates of deposit with
other banks	198	198	198	198
Securities available-for-sale	69,890	69,890	66,160	66,160
Securities held-to-maturity	5,375	5,331	7,235	7,442
Securities, other	2,218	2,218	2,024	2,024
Loans	310,353	314,459	343,189	345,138
Financial liabilities:
Noninterest-bearing deposits	59,670	59,670	58,373	58,373
Interest-bearing deposits	297,813	298,212	330,360	333,457
FHLB and other borrowings	41,929	42,811	27,472	25,424

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS  (Continued)

SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels are defined as follows:

•	Level 1 – inputs to the valutation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instsrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes the valuation of the assets and liabilities that the Corporation measures at fair value  on a recurring basis, by the SFAS No. 157 pricing observability levels as of December 31, 2008, (in thousands):

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservalble	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

Description
Available for Sale Securities	$ -	$ 69,890	$ -	$ 69,890

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

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - CONDENSED PARENT COMPANY STATEMENTS

Balance sheets as of December 31, 2008 and 2007, and statements of income and cash flows for the years ended December 31, 2008, 2007, and 2006 of Security Capital Corporation (parent company only) are presented below:

BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)

Assets
Cash and cash equivalents	$1,058	$531
Investment in subsidiaries	54,986	55,206
Land and buildings	-	1,924
Other assets	163	279
	56,207	57,940

Liabilities and Shareholders' Equity
Notes payable	59	790
Other liabilities	169	211
Shareholders' equity	55,979	56,939
	$56,207	$57,940

STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Income
Dividends from subsidiary	$788	$3,300	$2,888
Other	97	123	89
	885	3,423	2,977

Expense	279	311	425
Income before income taxes and equity in
undistributed earnings of subsidiaries	606	3,112	2,552
Income tax (expense) benefit	61	70	61
Income before equity in undistributed earnings
of subsidiaries	667	3,182	2,613
Equity in undistributed earnings of subsidiaries
in excess of dividends	(484)	4,253	4,627

Net income	$183	$7,435	$7,240

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - CONDENSED PARENT COMPANY STATEMENTS  (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash Flows from Operating Activities
Net income	$183	$7,435	$7,240
Equity in subsidiaries' earnings (losses)	484	(4,253)	(4,572)
Other, net	(80)	63	(74)

Net cash provided by operating activities	587	3,245	2,594

Cash Flows From Investing Activities
Purchases of assets	-	-	(195)
Proceeds from sale of other asset	1,924	-	440
Other, net	184	108	-

Net cash provided by (used in) investing activities	2,108	108	245

Cash Flows From Financing Activities
Dividends paid on common stock	(1,441)	(2,882)	(2,744)
Proceeds from debt obligations	-	-	-
Repayment of debit obligations	(750)	(25)	(155)
Other, net	23	35	87

Net cash used in financing activities	(2,168)	(2,872)	(2,812)

Net increase (decrease) in cash and cash equivalents	527	481	27

Cash and cash equivalents at beginning of year	531	50	23

Cash and cash equivalents at end of year	$1,058	$531	$50

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE
   AMOUNTS (UNAUDITED)

	Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)

2008
Total interest income	$7,873	$6,736	$6,552	$5,910
Total interest expense	2,758	2,397	2,040	1,798
Net interest income	5,115	4,339	4,512	4,112
Provision for loan losses	573	2,138	1,972	5,773
Net interest income after
provision for loan losses	4,542	2,201	2,540	(1,661)
Total noninterest income, excluding
securities gains (losses)	1,902	1,865	2,252	1,716
Securities gains (losses)	2	-	11	-
Total noninterest expenses	4,143	4,271	4,204	3,591
Income taxes	626	(230)	64	(1,482)

Net income	$1,677	$25	$535	$(2,054)

Per share: (1)
Net income	$0.58	$0.01	$0.19	$(0.72)
Cash dividends declared	-	-	-	0.50

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

(1) Restated for stock dividends.

NOTE R – DISCLOSURE ABOUT CAPITAL PURCHASE PROGRAM

Subsequent to December 31, 2008, the Corporation applied for $11.1 million in preferred stock in the U. S. Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program.  Under this program, the
U. S. Treasury will make capital available to U. S. financial institutions, which for certain public institutions like the Corporation, will be in the form of preferred stock.  In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase preferred stock with an aggregate market price equal to 15% of the total amount of the preferred investment.  Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under TARP and will be restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury.

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

As required by Rule 13a-15(b) of the Securities Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of December 31,2008 , of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2008, our controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported in accordance with the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework”  issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, management believes that, as of December 31, 2008, the Company maintained effective control over financial reporting.

Remediation of Material Weaknesses in Internal Control

Not Applicable

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the fourth quarter  of 2008 or thereafter.

ITEM 9B.   OTHER INFORMATION

Not Applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Included under the heading "Information Concerning Nominees and Directors" in the Company's Proxy Statement dated March 6, 2009, and incorporated by reference herein.

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

ITEM 11.  EXECUTIVE COMPENSATION

Included under the heading "Executive Compensation" in the Company's Proxy Statement dated April 16, 2009 and incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement dated March 6, 2009, and incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Included under the heading "Certain Relationship and Related Transactions” in the Company's Proxy Statement dated March 6, 2009, and incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Included under the heading "Independent Public Accountants and Fees" in the Company's Proxy Statement dated March 6, 2009, and incorporated by reference herein.

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

Security Capital Corporation

Date: March 13, 2009	By /s/ Frank West
      Frank West, Chief Executive Officer

Date: March 13, 2009                                                      By   /s/ Connie Hawkins
      Connie Hawkins, Chief Financial Officer

952131.1/13193.16317

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:	March 13, 2009
/s/ Larry Pratt, Director

DATE:	March 13, 2009
/s/ Frank West, Director

DATE:	March 13, 2009
/s/ Laney Funderburk, Director

DATE:	March 13, 2009
/s/ Joe Brown, Director

DATE:	March 13, 2009
/s/ Ben Smith, Director

DATE:	March 13, 2009
/s/ Ken Murphree, Director

DATE:	March 13, 2009
/s/ Will Hays, Director

DATE:	March 13, 2009
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

952131.1/13193.16317