Form 10-Q
period 2009-03-31
SECURITY CAPITAL CORP/MS
filed 2009-05-12
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	March 31, 2009
-------------------------

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	000-50224
------------------

SECURITY CAPITAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0681198
(STATE OF INCORPORATION)	(I. R. S. EMPLOYER IDENTIFICATION NO.)

295 HIGHWAY 6 WEST/ P. O. BOX 690
BATESVILLE, MISSISSIPPI	38606
--------------------------------------------------------	----------------------------------------------------------
(ADDRESS OF PRINCIPAL	(ZIP CODE)
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.)

[      ] YES                      [ X ] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AS OF MARCH 31, 2009.

TITLE	OUTSTANDING
COMMON STOCK, $5.00 PAR VALUE	2,882,809

SECURITY CAPITAL CORPORATION
FORM 10-Q

FIRST QUARTER 2009 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets
March 31, 2009 (unaudited) and December 31, 2008

Consolidated Statements of Income
Three months ended March 31, 2009 and 2008 (unaudited)

Consolidated Statements of Comprehensive Income
Three months ended March 31, 2009 and 2008 (unaudited)

Consolidated Statements of Cash Flows
Three months ended March 31, 2009 and 2008 (unaudited)

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

PART 1 – FINANCIAL INFORMATION
ITEM NO. FINANCIAL STATEMENTS

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)
	(Unaudited)
	March 31,	Dec. 31,
	2009	2008
ASSETS

Cash and due from banks	$24,105	$16,953
Interest-bearing deposits with banks	202	395
Total cash and cash equivalents	24,307	17,348
Federal funds sold	21,500	-
Term deposits with other banks	198	198
Securities available-for-sale	70,106	69,890
Securities held-to-maturity, estimated fair value of	5,145	5,375
$5,386 in 2009 and $5,331 in 2008
Securities, other	2,221	2,218
Total securities	77,472	77,483
Loans, less allowance for loan losses of
$3,750 in 2009 and $3,675 in 2008	294,181	306,678
Interest receivable	3,283	3,733
Premises and equipment	25,040	24,548
Other real estate	16,417	14,046
Intangible assets	3,874	3,874
Cash surrender value of life insurance	6,340	6,286
Other assets	6,982	8,291
Total Assets	$479,594	$462,485
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$62,471	$59,670
Time deposits of $100,000 or more	59,199	57,598
Other interest-bearing deposits	263,375	240,215
Total deposits	385,045	357,483
Interest payable	807	1,017
Federal funds purchased	-	8,000
Borrowed funds	30,963	33,929
Other liabilities	5,516	6,077
Total Liabilities	422,331	406,506
Shareholders' equity:
Common stock - $5 par value, 5,000,000 shares
authorized, 2,890,811 shares issued in 2009
and 2008	14,454	14,454
Surplus	41,061	40,723
Retained Earnings	554	167
Accumulated other comprehensive income	1,234	676
Treasury stock, at par, 8,002 shares and 8,152
shares in 2009 and 2008, respectively	(40)	(41)
Total Shareholders' Equity	57,263	55,979

Total Liabilities and Shareholders' Equity	$479,594	$462,485

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)
	(Unaudited)
	For the three months
	ended March 31,
	2009	2008

INTEREST INCOME
Interest and fees on loans	$4,599	$6,822
Interest and dividends on securities	861	912
Federal funds sold	4	48
Other	4	91
Total interest income	5,468	7,873

INTEREST EXPENSE
Interest on deposits	1,126	2,540
Interest on borrowings	226	204
Interest on federal funds purchased	2	14
Total interest expense	1,354	2,758

Net Interest Income	4,114	5,115

Provision for loan losses	778	573

Net interest income after provision
for loan losses	3,336	4,542

OTHER INCOME
Service charges on deposit accounts	1,166	1,285
Trust Department income	218	266
Securities gains, net	-	2
Other income	288	351
Total other income	1,672	1,904

OTHER EXPENSES
Salaries and employee benefits	2,617	2,700
Occupancy expense	660	599
Other operating expense	1,121	844
Total other expenses	4,398	4,143

INCOME BEFORE PROVISION
FOR INCOME TAXES	610	2,303

PROVISION FOR INCOME TAXES	56	626

NET INCOME	$554	$1,677

BASIC NET INCOME PER SHARE	$0.19	$0.58

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar amounts presented in thousands)
	(Unaudited)

	For the three months
	ended March 31,
	2009	2008

Net income	$554	$1,677

Other comprehensive income, net of tax:

Unrealized holding gains	558	750

Comprehensive income	$1,112	$2,427

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts presented in thousands)
	(Unaudited)
	Three months ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$554	$1,677
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	778	573
Amortization of premiums and discounts on securities, net	40	10
Depreciation and amortization	322	303
FHLB stock dividend	(2)	(16)
Gain on securities, net	-	(2)
(Gain) loss on sale/disposal of other assets	(1)	68
Changes in:
Interest receivable	450	411
Cash value of life insurance, net	(54)	(55)
Other assets	1,341	(995)
Interest payable	(210)	(175)
Other liabilities	(561)	2,192
Net cash provided by operating activities	2,657	3,991

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in loans	9,079	1,712
Purchase of securities available for sale	(3,095)	(6,905)
Proceeds of maturities and calls of securities available for sale	3,500	970
Proceeds of maturities and calls of securities held to maturity	230	220
Additions to premises and equipment	(783)	(272)
Proceeds from sale of other assets	271	246
Changes in:
Federal funds sold	(21,500)	(8,500)
Net cash used in investing activities	(12,298)	(12,529)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
Deposits	27,562	21,332
Federal Funds purchased	(8,000)	(4,000)
Reissuance of treasury stock	4	2
Repayment of debt	(3,456)	(1,551)
Proceeds from issuance of debt	490	10,855
Net cash provided by financing activities	16,600	26,638

Net increase in cash and cash equivalents	6,959	18,100

Cash and cash equivalents at beginning of period	17,348	19,806

Cash and cash equivalents at end of period	$24,307	$37,906

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$1,565	$2,933
Income taxes	-	-

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, please refer to the Company’s Form 10-K filed March 12, 2009, which includes the consolidated financial statements and footnotes for the year ended December 31, 2008.

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

First Security Bank (the “Bank” or the “subsidiary Bank”) and Batesville Security Building Corporation are wholly owned subsidiaries of the Company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951, and engages in a wide range of commercial banking activities and emphasizes its local management, decision-making and ownership.  The Bank offers a full range of banking services designed to meet the basic financial needs of its customers.  These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts.  The Bank also offers a wide range of personal and corporate trust services and commercial, agricultural, mortgage and personal loans.  First Security Bank has branch locations in the following Mississippi communities: Batesville, Pope, Sardis, Como, Crenshaw, Tunica, Hernando, Olive Branch, and Robinsonville,  On February 19, 2009, a branch identified as the “Barton Branch” was opened in a newly constructed banking facility on the corner of Goodman Road and Highway 309 in Marshall County, Mississippi. Each of these newly constructed buildings represents state of the art facilities and will meet the needs of the staff and the level of customer activity.

Batesville Security Building Corporation, the non-bank subsidiary, was chartered under the laws of the State of Mississippi on June 23, 1971, generally, to deal in and manage real estate and personal property.

NOTE C – SECURITIES

  A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at March 31, 2009 and December 31, 2008, follows:

Securities
Amortized Cost and Fair Values

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2009
Securities available-for-sale:
U. S. Government agencies	$996	$66	$-	$1,062
Mortgage-backed securities	36,366	1,361	2	37,725
State and local political
subdivisions	30,772	644	99	31,317
Other equity securities	4	-	2	2

	$68,138	$2,071	$103	$70,106

Securities held-to maturity:
State and local political
subdivisions	$5,145	$241	$-	$5,386

December 31, 2008:
Securities available-for-sale:
U. S. Government agencies	$995	$80	$-	$1,075
Mortgage-backed securities	36,551	983	-	37,534
State and local political
subdivisions	31,263	270	255	31,278
Other equity securities	4	-	1	3

	$68,813	$1,333	$256	$69,890

Securities held-to maturity:
State and local political
subdivisions	$5,375	$50	$94	$5,331

NOTE D - LOANS

Major classifications of loans were as follows:
	March 31,	December 31,
	2009	2008
	(In thousands)

Commercial, financial and agricultural	$38,916	$44,752
Real estate - construction and development	89,330	96,049
Real estate - mortgage	145,745	144,647
Installment loans to individuals	22,052	22,999
Other	1,888	1,906
	297,931	310,353
Less allowance for loan losses	(3,750)	(3,675)
	$294,181	$306,678

NOTE E – EARNINGS PER COMMON SHARE

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

	For the Three Months Ended
	March 31, 2009
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$ 553,678	2,882,697	$ 0.19

	For the Three Months Ended
	March 31, 2008
	(as restated for stock dividend)
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$ 1,677,331	2,881,993	$ 0.58

ITEM NO. 1A     RISK FACTORS

There are no material changes to the Company’s risk factors that were previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008.

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

The subsidiary Bank represents the primary assets of the Company.   On March 31, 2009, First Security Bank had approximately $479.0 million in assets compared to $505.8 million at March 31, 2008.  Loans decreased to $295.4 million at March 31, 2009, from $343.2 million at March 31, 2008.  Deposits decreased by $24.4 million from March 31, 2008 to March 31, 2009, for a total of $386.2 million.  For the three months ended March 31, 2009, and March 31, 2008, the Bank reported net income of approximately $577,951 and $1,717,344, respectively.

CHANGES IN FINANCIAL CONDITION

The cash and cash equivalents of $24.3 million at March 31, 2009, reflected an increase of $7.0 million from the cash position of $17.3 million at December 31, 2008.  This increase is attributed to a seasonal fluctuation in normal bank transactions.  The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the bank.

The earning assets at December 31, 2008, were $395.1 million and at March 31, 2009, were $408.6 million.  The   increase is attributable to the growth in short term investments such as federal funds sold.  The premises and equipment, net of accumulated depreciation, at March 31, 2009, totaled approximately $25.0 million – reflecting an increase of $783 thousand for the first three months in 2009.  The increase can be attributable to costs in completing the Barton Branch.  Investment securities were $77.5 million at March 31, 2009.  Other assets decreased to $7.0 million at March 31, 2009, from $8.3 million at December 31, 2008.

Deposit liabilities of $385.0 million at March 31, 2009, reflected a decrease of $25.1 million from the $410.1 million at March 31, 2008.  The fluctuation in deposits during the first three months is attributable to a normal seasonal increase and an increase in public funds.  An increase in deposits decreases the amount of long-term borrowings and short-term borrowings needed for funding investments in loans and facilities.  Short-term borrowings provide a tool in providing the funding for unforeseen deposit withdrawals and seasonal loan demands.  Due to the increase in deposits, the need for short-term funding was eliminated at March 31, 2009 and resulted in a decrease of $8.0 million from the borrowings in federal funds purchased at December 31, 2008.

The net unrealized gain on available-for-sale securities reflected in accumulated other comprehensive income (loss) in shareholders’ equity at December 31, 2008, was $676 thousand.  At March 31, 2009, accumulated other comprehensive income (loss) reflected a net unrealized gain on available-for-sale securities of $1.2 million.   The change over these reporting periods reflects the nature of the market.  The changes in the market affected accumulated other comprehensive income with a net after tax increase of $558 thousand for the three months ended March 31, 2009, and $750 thousand for the three months ended March 31, 2008.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company.  The following identify some of the changes for the three months ended March 31, 2009:  purchase of securities of $3.1 million; maturities and calls of securities of $3.7 million; an increase of $27.6 million in deposits; and an increase of $21.5 million in federal funds sold.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks.  The loan portfolio is represented by the following mix:  Commercial 6.76%; Agricultural 2.01%; Real Estate 83.23%; Consumer 7.74% and Other .26%.  The major components of the real estate loans are 35.89% for construction and land development property, 29.77% for first liens on 1-4 family residential property and 29.00% for nonfarm and nonresidential property.

At March 31, 2009, the subsidiary Bank had loans past due as follows:
(in thousands)
Past due 30 days through 89 days	$7,734
Past due 90 days or more and still accruing	$ 756

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection.  The non-accrual loans at March 31, 2009, totaled $5.7 million.  Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose.  Other real estate at March 31, 2009, totaled $16.4 million.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms.  The subsidiary Bank had $33 thousand in restructured loans during the first quarter of 2009.

For the three months ended March 31, 2009, the Company experienced $1.1 million in charge-offs of loans and $437 thousand in recoveries of loans for a net decrease effect to the Allowance for Loan Losses of $703 thousand.  The net charge-offs represent .24% of average loans.  Of the $1.1 million charge to the Allowance for Loan Losses, the breakdown, per loan category, is:  23.95% for construction and land development; 12.19% for 1-4 family residential loans; 23.07% for nonfarm nonresidential loans; 13.25% for commercial loans and 27.54% for consumer loans.  Consumer loan collections of $356 thousand represent the major component of the $437 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity.    The asset and liability reports for March 31, 2009, substantiate that the Company remains in a neutral position to changes in rates. A 1% increase or decrease in market rates will basically not affect net interest income.  The Company’s policy allows for no more than a 10% movement in NII (net interest income) in a 200 basis point ramp of market rates over a one-year period.  When funds exceed the needs for reserve requirements or short-term liquidity needs, the Company will increase its security investments or invest in federal funds.  It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs.

The financial status at March 31, 2009, reflects a net interest margin of 4.1571.  This ratio is consistent with prior periods and represents the continuing effort of management in managing the rates and the funding.  At March 31, 2009, the regulatory liquidity ratio of 27.17% is well within the bank’s policy requirement of a minimum liquidity ratio of 15%.  In addition, the core deposits represent 67.67% of total assets and temporary investments represent 7.02% of total assets and volatile liabilities represent 3.02% of total assets.

At March 31, 2009, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $43.5 million (to borrow federal funds) and the line of credit with the Federal Home Loan Bank that exceeded $120 million.  At March 31, 2009, the Company had available (unused) lines of credit of approximately $103.4 million.

CAPITAL RESOURCES

Total consolidated equity capital at March 31, 2009, was $57.3 million or approximately 11.94% of total assets.  The main source of capital for the Corporation has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital.  The Company and the Bank have adequate capital positions as of March 31, 2009, as reflected below:

	Company	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	16.75%	15.59%	8%
Tier 1 Capital	15.68%	14.51%	4%
Leverage Capital	11.71%	10.84%	4%

RESULTS OF OPERATIONS – YEAR-TO-DATE

The consolidated net income for the Company for the three months ended March 31, 2009, was $554 thousand which reflects a decrease of $1.1 million in consolidated net income for the same period in 2008.  The decrease in the consolidated net income can be attributed to a combination of factors – the economy and the effect of the economy on the real estate development market.

Interest income decreased to $5.5 million for the three months ended March 31, 2009, indicating a decrease of $2.4 million from the $7.9 million for the three months ended March 31, 2008.  The decrease in interest income signifies the management decision to decrease the rate pricing of the loan products.  This decision was stimulated by the movement of the discount rate as set by the Federal Reserve System.

Interest expense reflects a decrease of $1.4 million for the three months ended March 31, 2009, from $2.8 million for the same period in 2008.  The decrease in interest expense can be attributed to the downward movement of rates during the twelve months.

The increase in the provision for loan losses of $205 thousand is attributed to the evaluation of the quality of the loan portfolio and the quarterly analysis of the Allowance for Loan Losses, which determine the requirements for and the adequacy of the provision.

Non-interest income for the three months ended March 31, 2009, was $1.7 million, which is a decrease of $232 thousand from the income for the same period in 2008.  The service charges on deposit accounts, for the three months ended March 31, 2009, and March 31, 2008, were $1.2 million and $1.3 million, respectively.

Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the three months ended March 31, 2009, reveal an increase of $255 thousand or 6.15% from the same period in 2008.  Salaries and employee benefits of $2.6 million for the three months ended March 31, 2009, represent the largest component of other expenses and the small increase represents a conservative response to the 2008 bank performance.

Income tax expense of $56 thousand for the three months ended March 31, 2009, reflects a decrease of $570 thousand from the same period in 2008 – a direct result from the decrease in taxable income.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no accounting pronouncements adopted during the first quarter of 2009.

ITEM NO. 3	QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2008, in the Company’s Form 10-K and Annual Report.

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

Out of the normal course of business, First Security Bank may be a defendant in a lawsuit.  In regard to any legal proceedings, which occurred during the reporting period, management expects no material impact on the Company’s consolidated financial position or results of operations.

ITEM NO. 1A RISK FACTORS

There are no material changes to the Company’s risk factors from what was previously disclosedin the Annual Report on Form 10-K for the year ended December 31, 2008.

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

(b)	The Company did not file any reports on Form 8-K during the quarter ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL CORPORATION

BY /s/ Frank West	BY /s/ Connie Woods Hawkins
Frank West	Connie Woods Hawkins
President and Chief Executive Officer	Executive Vice-President, Cashier
and Chief Financial Officer

DATE: May 11, 2009	DATE: May 11, 2009