Form 10-Q
period 2009-06-30
SECURITY CAPITAL CORP/MS
filed 2009-08-06
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	June 30, 2009
-------------------------

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	000-50224
------------------

SECURITY CAPITAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0681198
(STATE OF INCORPORATION)	(I. R. S. EMPLOYER IDENTIFICATION NO.)

295 HIGHWAY 6 WEST/ P. O. BOX 690
BATESVILLE, MISSISSIPPI	38606
--------------------------------------------------------	----------------------------------------------------------
(ADDRESS OF PRINCIPAL	(ZIP CODE)
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.)

[      ] YES                      [ X ] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AS OF JUNE 30, 2009.

TITLE	OUTSTANDING
COMMON STOCK, $5.00 PAR VALUE	2,883,009

SECURITY CAPITAL CORPORATION
FORM 10-Q

SECOND QUARTER 2009 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets
June 30, 2009 (unaudited) and December 31, 2008

Consolidated Statements of Income
Six months and three months ended June 30, 2009 and 2008 (unaudited)

Consolidated Statements of Comprehensive Income
Six months and three months ended June 30, 2009 and 2008 (unaudited)

Consolidated Statements of Cash Flows
Six months and three months ended June 30, 2009 and 2008 (unaudited)

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

PART 1 – FINANCIAL INFORMATION

ITEM NO. 1  FINANCIAL STATEMENTS

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)
	(Unaudited)
	June 30,	Dec. 31,
	2009	2008
ASSETS
Cash and due from banks	$15,378	$16,953
Interest-bearing deposits with banks	8,298	395
Total cash and cash equivalents	23,676	17,348
Federal funds sold	29,650	-
Term deposits with other banks	296	198
Securities available-for-sale	72,113	69,890
Securities held-to-maturity, estimated fair value of	5,145	5,375
$5,374 in 2009 and $5,331 in 2008
Securities, other	2,222	2,218
Total securities	79,480	77,483
Loans, less allowance for loan losses of
$5,092 in 2009 and $3,675 in 2008	281,835	306,678
Interest receivable	3,346	3,733
Premises and equipment	24,589	24,548
Other real estate	17,480	14,046
Intangible assets	3,874	3,874
Cash surrender value of life insurance	6,394	6,286
Other assets	4,637	8,291
Total Assets	$475,257	$462,485
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$53,446	$59,670
Time deposits of $100,000 or more	64,232	57,598
Other interest-bearing deposits	245,733	240,215
Total deposits	363,411	357,483
Interest payable	672	1,017
Federal funds purchased	-	8,000
Borrowed funds	30,601	33,929
Other liabilities	6,836	6,077
Total Liabilities	401,520	406,506
Shareholders' equity:
Preferred stock - $1,000 par value, 30,000 shares
authorized, 17,910 shares issued in 2009 and zero
shares issued in 2008	17,390	-
Common stock - $5 par value, 10,000,000 shares
authorized, 2,890,811 shares issued in 2009
and 2008	14,454	14,454
Surplus	40,730	40,723
Retained earnings	509	167
Accumulated other comprehensive income	693	676
Treasury stock, at par, 7,802 shares and 8,152
shares in 2009 and 2008, respectively	(39)	(41)
Total Shareholders' Equity	73,737	55,979
Total Liabilities and Shareholders' Equity	$475,257	$462,485

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)
	(Unaudited)		(Unaudited)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$4,610	$5,669	$9,209	$12,491
Interest and dividends on securities	796	952	1,657	1,864
Federal funds sold	14	31	18	79
Other	14	84	18	175
Total interest income	5,434	6,736	10,902	14,609

INTEREST EXPENSE
Interest on deposits	1,056	2,057	2,182	4,597
Interest on borrowings	323	340	549	544
Interest on federal funds purchased	-	-	2	14
Total interest expense	1,379	2,397	2,733	5,155

Net Interest Income	4,055	4,339	8,169	9,454

Provision for loan losses	1,490	2,138	2,268	2,711

Net interest income after provision
for loan losses	2,565	2,201	5,901	6,743

OTHER INCOME
Service charges on deposit accounts	1,304	1,278	2,470	2,563
Trust Department income	203	213	421	479
Securities net gain	11	-	11	2
Other income	483	374	771	725
Total other income	2,001	1,865	3,673	3,769

OTHER EXPENSES
Salaries and employee benefits	2,654	2,720	5,271	5,420
Occupancy expense	705	589	1,365	1,188
Other operating expense	1,487	962	2,608	1,806
Total other expenses	4,846	4,271	9,244	8,414

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(280)	(205)	330	2,098

PROVISION (BENEFIT) FOR INCOME TAXES	(80)	(230)	(24)	396

NET INCOME (LOSS)	(200)	25	354	1,702

Preferred dividends	(10)	-	(10)	-

NET INCOME (LOSS) APPLICABLE TO
COMMON SHAREHOLDERS	$(210)	$25	$344	$1,702

BASIC NET INCOME (LOSS) PER
COMMON SHARE	$(0.07)	$0.01	$0.12	$0.59

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar amounts presented in thousands)
	(Unaudited)
			(Unaudited)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008

Net income (loss)	$(200)	$25	$354	$1,702

Other comprehensive income, net of tax:

Unrealized holding gains/(losses)	(541)	(1,157)	17	(407)

Comprehensive income (loss)	$(741)	$(1,132)	$371	$1,295

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts presented in thousands)
	(Unaudited)
	Six months ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$354	$1,702
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	2,268	2,711
Amortization of premiums and discounts on securities, net	111	23
Depreciation and amortization	635	615
FHLB stock dividend	(3)	(28)
Loss (gain) on securities	(11)	(2)
Gain on sale/disposal of other assets	(125)	(109)
Changes in:
Interest receivable	387	1,610
Cash value of life insurance, net	(108)	(106)
Other assets	3,085	(3,688)
Interest payable	(345)	(37)
Other liabilities	749	2,938
Net cash provided by operating activities	6,997	5,629

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in loans	17,524	(907)
Purchase of securities available for sale	(12,680)	(11,410)
Proceeds from maturities and calls of securities available-for-sale	11,279	5,006
Proceeds from maturities and calls of securities held-to-maturity	230	220
Additions to premises and equipment	(834)	(443)
Proceeds from sale of other assets	1,469	376
Changes in:
Federal funds sold	(29,650)	(6,000)
Net cash used in investing activities	(12,662)	(13,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
Deposits	5,928	1,348
Federal funds purchased	(8,000)	(4,000)
Reissuance of treasury stock	5	16
Issuance of preferred stock and warrants	17,388	-
Repayment of debt	(3,641)	(1,715)
Proceeds from issuance of debt	313	11,669
Net cash provided by financing activities	11,993	7,318

Net increase (decrease) in cash and cash equivalents	6,328	(211)
Cash and cash equivalents at beginning of period	17,348	19,806
Cash and cash equivalents at end of period	$23,676	$19,595

Cash paid during the period for:
Interest	$3,078	$5,192
Income taxes	56	610

Noncash activities:
Transfers of loans to other real estate and repossessed inventory	5,902	1,706

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, please refer to the Company’s Form 10-K filed March 12, 2009, which includes the consolidated financial statements and footnotes for the year ended December 31, 2008.

NOTE B – SUMMARY OF ORGANIZATION

Security Capital Corporation (the “Company”) was incorporated September 16, 1982, under the laws of the State of Mississippi for the purpose of acquiring First Security Bank and serving as a one-bank holding company.

First Security Bank (the “Bank” or the “subsidiary Bank”) and Batesville Security Building Corporation are wholly- owned subsidiaries of the Company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951, and engages in a wide range of commercial banking activities and emphasizes its local management, decision-making and ownership.  The Bank offers a full range of banking services designed to meet the basic financial needs of its customers.  These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts.  The Bank also offers a wide range of personal and corporate trust services and commercial, agricultural, mortgage and personal loans.  First Security Bank has branch locations in the following Mississippi communities: Batesville, Pope, Sardis, Como, Crenshaw, Tunica, Hernando, Olive Branch, Robinsonville, and Southaven.  On February 19, 2009, a branch identified as the “Barton Branch” was opened in a newly constructed banking facility on the corner of Goodman Road and Highway 309 in Marshall County, Mississippi.

Batesville Security Building Corporation, the non-bank subsidiary, was chartered under the laws of the State of Mississippi on June 23, 1971, generally, to deal in and manage real estate and personal property.

NOTE C – SECURITIES

  A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at June 30, 2009 and December 31, 2008, follows:

Securities
Amortized Cost and Fair Values

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2009:
Securities available-for-sale:
U. S. Government agencies	$2,496	$67	$14	$2,549
Mortgage-backed securities	35,021	1,018	34	36,005
State and local political
subdivisions	33,487	399	331	33,555
Other equity securities	4	-	-	4

	$71,008	$1,484	$379	$72,113

Securities held-to maturity:
State and local political
subdivisions	$5,145	$229	$-	$5,374

December 31, 2008:
Securities available-for-sale:
U. S. Government agencies	$995	$80	$-	$1,075
Mortgage-backed securities	36,551	983	-	37,534
State and local political
subdivisions	31,263	270	255	31,278
Other equity securities	4	-	1	3

	$68,813	$1,333	$256	$69,890

Securities held-to maturity:
State and local political
subdivisions	$5,375	$50	$94	$5,331

NOTE D - LOANS

Loans
Major Classifications

Major classifications of loans were as follows:
	June 30,	December 31,
	2009	2008
	(In thousands)

Commercial, financial and agricultural	$37,625	$44,752
Real estate - construction and development	77,310	96,049
Real estate - mortgage	147,549	144,647
Installment loans to individuals	22,527	22,999
Other	1,916	1,906
	286,927	310,353
Less allowance for loan losses	(5,092)	(3,675)
	$281,835	$306,678

NOTE E – EARNINGS PER COMMON SHARE

Basic per share data is calculated based on the weighted average number of common shares outstanding during the reporting period.  Diluted per share data includes any dilution from potential common stock outstanding, such as the exercise of stock options.  For the periods presented below, there were no potential dilutive common shares.  All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends.  Earnings per share attributable to common shares  is calculated after consideration of preferred stock dividends and discount accretion.

	For the Three Months Ended
	June 30, 2009
	Basic income (loss)
	applicable to
	common
	stockholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$(209,549)	2,882,945	(0.07)

	For the Six Months Ended
	June 30, 2009
	Basic income (loss)
	applicable to
	common
	stockholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$344,129	2,882,822	0.12

	For the Three Months Ended
	June 30, 2008
	Basic income (loss)
	applicable to
	common
	stockholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$24,656	2,882,245	0.01

	For the Six Months Ended
	June 30, 2008
	Basic income (loss)
	applicable to
	common
	stockholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$1,701,987	2,882,119	0.59

NOTE F – FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the period.

FAS 157 defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with FAS 157, the Corporation groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1
Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2
Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet.

Available-for-Sale Securities

The fair value of available-for-sale securities is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. The Corporation has no securities classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include U.S. Treasury securities, Obligations of U.S. government corporations and agencies, Obligations of states and political subdivisions, mortgage-backed securities and collateralized mortgage obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Corporation has no securities classified within Level 3.

The following table presents the Corporation’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of June 30, 2009 and December 31, 2008.

June 30, 2009

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

Description
Available-for-sale securities	$-	$72,113	$-	$72,113

December 31, 2008

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

Description
Available-for-sale securities	$-	$69,890	$-	$69,890

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Impaired Loans

Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114 (“FAS 114”), Accounting by Creditors for Impairment of a Loan. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used. This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate of a loan is the contractual interest rate adjusted for any net deferred loan fees or costs, premiums or discount existing at origination or acquisition of the loan. Impaired loans are classified within Level 3 of the fair value hierarchy.

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at June 30, 2009 amounted to $13.9 million.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008.

June 30, 2009

	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$1,758	$-	$-	$1,758

Other real estate owned	17,480	-	-	17,480

December 31, 2008

	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$3,506	$-	$-	$3,506

Other real estate owned	14,046	-	-	14,046

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

The estimated fair values of the financial instruments, none of which are held for trading purposes, were as follows:

Fair Value of Financial Instruments

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)

Financial assets:
Cash and cash equivalents	23,676	23,676	17,348	17,348
Federal funds sold	-	-	-	-
Certificates of deposit with
other banks	296	296	198	198
Securities available-for-sale	72,113	72,113	69,890	69,890
Securities held-to-maturity	5,145	5,374	5,375	5,331
Securities, other	2,222	2,222	2,218	2,218
Loans	286,927	290,661	310,353	314,459
Financial liabilities:
Noninterest-bearing deposits	53,446	53,360	59,670	59,670
Interest-bearing deposits	309,965	309,456	297,813	298,212
FHLB and other borrowings	30,601	32,543	41,929	42,811

NOTE G – SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 6, 2009, which is the date the financial statements were available to be issued.

ITEM NO. 1A     RISK FACTORS

There are no material changes to the Company’s risk factors that were previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008.   The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

On June 26, 2009, the Company completed a transaction with the United States Treasury Department (the “Treasury”) under the Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”).  The Company issued 17,388 shares of its Series UST, Cumulative Perpetual Preferred Stock.  In addition, the Treasury received a warrant to purchase 522 shares of the Company’s Series UST/W, Cumulative Perpetual Preferred Stock, which was immediately exercised by the Treasury for a nominal exercise price.  The Series UST Preferred Stock is a senior cumulative perpetual preferred stock that has a liquidation preference of $1,000 per share, pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.  Dividends are payable quarterly.  The Series UST Preferred Stock is generally non-voting.  The Series UST/W Preferred Stock is a cumulative perpetual preferred stock that has the same rights, preferences, privileges, voting rights and other terms as the Series UST Preferred Stock, except that dividends will be paid at the rate of 9% per year.  The aggregate sales price of the Series UST Preferred Stock and warrant to purchase Series UST/W Preferred Stock was $17,388,000.  The securities offered and sold in the TARP CPP transaction were not registered under the Securities Act of 1933 in reliance upon the exemption provided under Section 4(2) of that Act for transactions not involving any public offering.

The subsidiary Bank represents the primary assets of the Company.   On June 30, 2009, First Security Bank had approximately $460.5 million in assets compared to $486.1 million at June 30, 2008.  Loans decreased to $281.7 million at June 30, 2009, from $343.8 million at June 30, 2008.  Deposits decreased by $22.8 million from June 30, 2008 to June 30, 2009, for a total of $367.7 million.  For the six months ended June 30, 2009, and June 30, 2008, the Bank reported net income of approximately $268 thousand and $1.8 million, respectively.

CHANGES IN FINANCIAL CONDITION

The cash and cash equivalents of $23.7 million at June 30, 2009, reflected an increase of $6.4 million from the cash position of $17.3 million at December 31, 2008.  This increase is attributed to a seasonal fluctuation in normal bank transactions.  The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the bank.

The earning assets at December 31, 2008, were $395.1 million and at June 30, 2009, were $414.7 million.  The   increase is attributable to the growth in short term investments such as federal funds sold.  The premises and equipment, net of accumulated depreciation, at June 30, 2009, totaled approximately $24.6 million – reflecting an increase of $834 thousand for the first six months in 2009.  The increase can be attributable to costs in completing the Barton Branch and normal replacement expenditures.  Investment securities were $79.5 million at June 30, 2009.  Other assets decreased to $4.6 million at June 30, 2009, from $8.3 million at December 31, 2008.

Deposit liabilities of $363.4 million at June 30, 2009, reflected a decrease of $26.7 million from the $390.1 million at June 30, 2008.  The fluctuation in deposits during the first six months is attributable to the normal seasonal increase in public funds and a substantial decrease among other deposit accounts due the influence of a volatile economy and market.   A decrease in deposits normally increases the amount of long-term borrowings and short-term borrowings to fund investments in loans but with the loan demand and the loan portfolio reflecting a larger decrease, the need for short-term funding was eliminated at June 30, 2009 and resulted in a decrease of $8.0 million in the borrowings in federal funds purchased at December 31, 2008.

The net unrealized gain on available-for-sale securities reflected in accumulated other comprehensive income in shareholders’ equity at December 31, 2008, was $676 thousand.  At June 30, 2009, accumulated other comprehensive income reflected a net unrealized gain on available-for-sale securities of $693 thousand.   The change over these reporting periods reflects the nature of the market.  The changes in the market affected accumulated other comprehensive income with a net after tax increase of $17 thousand for the six months ended June 30, 2009, and  a net decrease of $407 thousand for the six months ended June 30, 2008.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company.  The following identify some of the changes for the six months ended June 30, 2009:  purchase of securities of $12.7 million; maturities and calls of securities of $11.5 million; an increase of $5.9 million in deposits; and an increase of $29.7 million in federal funds sold.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks.  The loan portfolio is represented by the following mix:  Commercial 6.25%; Agricultural 2.47%; Real Estate 82.78%; Consumer 8.24% and Other .26%.  The major components of the real estate loans are 35.03% for construction and land development property, 31.90% for first liens on 1-4 family residential property and 27.51% for nonfarm and nonresidential property.

At June 30, 2009, the subsidiary Bank had loans past due as follows:
(in thousands)
Past due 30 days through 89 days	$12,491
Past due 90 days or more and still accruing	$3,219

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection.  The non-accrual loans at June 30, 2009, totaled $4.3 million.  Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose.  Other real estate at June 30, 2009, totaled $17.5 million.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms.  The subsidiary Bank had $35 thousand in restructured loans at June 30, 2009.

For the six months ended June 30, 2009, the Company experienced $1.5 million in charge-offs of loans and $670 thousand in recoveries of loans for a net decrease effect to the Allowance for Loan Losses of $851 thousand.  The net charge-offs represent .30% of average loans.  Of the $1.5 million charge to the Allowance for Loan Losses, the breakdown, per loan category, is:  18.41% for construction and land development; 11.57% for 1-4 family residential loans; 20.12% for nonfarm nonresidential loans; 10.78% for commercial loans and 39.12% for consumer loans.  Consumer loan collections of $522 thousand represent the major component of the $670 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity.    The asset and liability reports for June 30, 2009, substantiate that the Company remains in a neutral position to changes in rates. A 1% increase or decrease in market rates will basically not affect net interest income.  The Company’s policy allows for no more than a 10% movement in NII (net interest income) in a 200 basis point ramp of market rates over a one-year period.  When funds exceed the needs for reserve requirements or short-term liquidity needs, the Company will increase its security investments or invest in federal funds.  It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs.

The financial status at June 30, 2009, reflects a net interest margin of 4.1848.  This ratio is consistent with prior periods and represents the continuing effort of management in managing the rates and the funding.  At June 30, 2009, the regulatory liquidity ratio of 33.74% is well within the bank’s policy requirement of a minimum liquidity ratio of 15%.  In addition, the core deposits represent 66.48% of total assets and temporary investments represent 9.43% of total assets and volatile liabilities represent 2.26% of total assets.

On June 26, 2009, the Company received $17.388 million from the Treasury through participation in the Capital Purchase Program.  This participation contributed to the excellent liquidity status reflected in the ratios, as to the funds were invested at June 30, 2009 in short-term products.

At June 30, 2009, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $43.5 million (to borrow federal funds) and the line of credit with the Federal Home Loan Bank that exceeded $103 million.  At June 30, 2009, the Company had available (unused) lines of credit of approximately $96.4 million.

CAPITAL RESOURCES

Total consolidated equity capital at June 30, 2009, was $73.7 million or approximately 15.52% of total assets.  The main source of capital for the Corporation has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital.  The Company and the Bank have adequate capital positions as of June 30, 2009, as reflected below:

	Company	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	22.29%	16.95%	8%
Tier 1 Capital	21.09%	15.70%	4%
Leverage Capital	14.93%	10.73%	4%

RESULTS OF OPERATIONS – QUARTERLY

The consolidated net loss for the Company for the three months ended June 30, 2009, was $200 thousand which was a $225 thousand decrease from the same period in 2008.

Interest income decreased to $5.4 million for the three months ended June 30, 2009 which was a $1.3 million decrease from the $6.7 million for the three months ended June 30, 2008.  Other Income for the three months ended June 30, 2009, was $2.0 million reflecting a $136 thousand increase from the three months ended June 30, 2008.

Interest expense reflects a decrease of $1.0 million to $1.4 million for the three months ended June 30, 2009, from $2.4 million for the same period in 2008.  The decrease in interest expense can be attributed to the pricing of the deposit accounts in a decreasing rate and volatile market.  Other expenses for the three months ended June 30, 2009, reveal an increase of $575 thousand from the same period in 2008 – chiefly due to the rising costs in health insurance, the maintaining of a new branch facility and a significant increase in the assessments by the FDIC.

The second quarter provision in 2009 of $1.5 million  for loan losses is attributed to the evaluation of the quality of the loan portfolio and the quarterly analysis of the Allowance for Loan Losses, which determine the requirements for and the adequacy of the provision.

RESULTS OF OPERATIONS – YEAR-TO-DATE

The consolidated net income for the Company for the six months ended June 30, 2009, was $354 thousand which reflects a decrease of $1.3 million in consolidated net income for the same period in 2008.  The decrease in the consolidated net income can be attributed to a combination of factors – the economy and the effect of the economy on the real estate development market on the quality of the loan portfolio.

Interest income decreased to $10.9 million for the six months ended June 30, 2009, indicating a decrease of $3.7 million from the $14.6 million for the six months ended June 30, 2008.  The decrease in interest income signifies the management decision to decrease the rate pricing of the loan products.  This decision was stimulated by the movement of the discount rate as set by the Federal Reserve System.

Interest expense reflects a decrease of $2.4 million for the six months ended June 30, 2009, from $5.2 million for the same period in 2008.  The decrease in interest expense can be attributed to the downward movement of rates during the twelve months.

The decrease in the provision for loan losses of $443 thousand is attributed to the evaluation of the quality of the loan portfolio and the quarterly analysis of the Allowance for Loan Losses, which determine the requirements for and the adequacy of the provision.

Non-interest income for the six months ended June 30, 2009, was $3.7 million, which is a decrease of $96 thousand for the same period in 2008.  The service charges on deposit accounts, for the six months ended June 30, 2009, and June 30, 2008, were $2.5 million and $2.6 million, respectively.

Other expenses, which includes FDIC and state assessments along with the primary component of salaries, employee benefits and occupancy expense, for the six months ended June 30, 2009, reveal an increase of $830 thousand. Salaries and employee benefits of $5.3 million for the six months ended June 30, 2009, represent the largest component of other expenses and the decrease in this category represents a conservative response to the 2008 and 2009 bank performance.  The increase in other expenses is chiefly attributable to FDIC assessments and the rising professional fees necessary in the financial market of 2009.

Income tax benefit of $24 thousand for the six months ended June 30, 2009, reflects a decrease of $420 thousand from the same period in 2008 – a direct result from the decrease in taxable income.

RECENT ACCOUNTING PRONOUNCEMENTS

With the Company’s adoption of SFAS 165, Subsequent Events (FASB Accounting Standards Codification Topic 855, Subsequent Events), management has evaluated the effect of subsequent events on these financial statements through August 6, 2009, the date the financial statements were available to be issued.

In April 2009, the Financial Accounting Standards Board (FASB) issued three amendments in the form of FASB Staff Positions (“FSP”) to the fair value measurement, disclosure and other-than-temporary impairment standards:

 FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly,  provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with FAS 157.

 FSP FAS 157-4 clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of evidence to determine whether the transaction is orderly. It also provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

 FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment, clarifies the interaction of the factors that should be considered when determining whether a debt security is other–than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery,FSP FAS 115-2 and FAS 124-2 change the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments amends FASB Statement No. 107 (“FAS 107”), Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

All three FASB Staff Positions discussed herein include substantial additional disclosure requirements. The effective date for these new standards is the same: interim and annual reporting periods ending after June 15, 2009. The Company adopted these standards at June 30, 2009 and there was not a material impact on its consolidated financial statements.

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

PART II--	OTHER INFORMATION

ITEM NO 1.	LEGAL PROCEEDINGS

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

The Corporation held its Annual Meeting of Shareholders on April 16, 2009, at 10:00 a. m. at the Main Office building of the First Security Bank, 295 Highway 6 West, Batesville, Mississippi.  The total shares issued of 2,890,811 were reduced by 8,102 shares held as treasury stock, by 165,937 held by irrevocable trusts in the First Security Bank Trust Department and by 195,612 shares held by the First Security Bank Employee Stock Ownership Plan to determine the shares eligible to vote of 2,521,160.  At this meeting, there were 1,875,982 shares or 74.41% of the Corporation’s eligible shares of common stock represented either in person or by proxy.  The business to be considered were the election of the Class I directors, the election of a Class III director, and the proposal of an increase in the authorized shares of the common stock.

The three Class I directors nominated to a three-year term expiring in 2012 were elected by the following votes cast (by cumulative voting rights):

Larry Pratt                                          1,862,170
Frank West                                        1,862,884
Will Hays                                           1,910,788

The nominated candidate, John Mothershed, to the Class III directors to complete the  three-year term expiring in 2011  , vacated by the untimely death of Steve Ballard, was elected by a vote of 1,878,432 shares.

The proposal to increase the authorized shares to 10,000,000 passed with a vote of 1,768,560 shares.

The Corporation held a Special Meeting of Shareholders on June 11, 2009, at 10:00 a. m. at the Main Office building of the First Security Bank, 295 Highway 6 West, Batesville, Mississippi.  The total shares issued of 2,890,811 were reduced by 7,852 shares held as treasury stock, by 165,937 held by irrevocable trusts in the First Security Bank Trust Department and by 195,806 shares held by the First Security Bank Employee Stock Ownership Plan to determine the shares eligible to vote of 2,521,216.  At this meeting, there were 1,757,815 shares or 69.72% of the Corporation’s eligible shares of common stock represented either in person or by proxy.  The business of the meeting was to consider the proposals to issue preferred shares, to allow the board of directors to fix the number of directors, and to amend Article 11 to reflect the right of refusal to only apply to common stock.  Votes were cast as follows:

Proposal to authorize the issuance of preferred stock                                                                                                1,570,854
Proposal to allow board to fix number of directors                                                                                                      1,637,999
Proposal for Article 11 to apply only to common stock                                                                                              1,636,600

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
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

(b)
The Company filed a Form 8-K on April 30, 2009 (filing date of May 1, 2009) to report the April 28, 2009 notification of the preliminary approval from the United States Department of the Treasury to participate in the Treasury’s Capital Purchase Program and that participation would be subject to the Company’s shareholders approval of Articles of Incorporation amendment to authorize a class of preferred stock.

The Company filed a Form 8-K on	June 23, 2009 to report the board of directors’ decision to accept a Capital Purchase Program investment of five percent of risk-weighted assets available under the CPP Expansion for Small Banks.

The Company filed a Form 8-K on June 30, 2009 (filing date of July 1, 2009) to report  the June 26, 2009 participation in the Capital Purchase Program established by the U. S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008.  Under the Letter Agreement, the Company received $17.388 million from the issuance and sale to the Treasury of $17.388 shares of preferred stock, $1,000 par value and the issuance of a warrant for 522 shares of preferred stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL CORPORATION

BY /s/ Frank West	BY /s/ Connie Woods Hawkins
Frank West	Connie Woods Hawkins
President and Chief Executive Officer	Executive Vice-President, Cashier
and Chief Financial Officer

DATE: August 6, 2009	DATE: August 6, 2009