Form 10-Q
period 2009-09-30
SECURITY CAPITAL CORP/MS
filed 2009-11-09
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	September 30, 2009
-------------------------

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	000-50224
------------------

SECURITY CAPITAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0681198
(STATE OF INCORPORATION)	(I. R. S. EMPLOYER IDENTIFICATION NO.)

295 HIGHWAY 6 WEST/ P. O. BOX 690
BATESVILLE, MISSISSIPPI	38606
--------------------------------------------------------	----------------------------------------------------------
(ADDRESS OF PRINCIPAL	(ZIP CODE)
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.)

[      ] YES                      [ X ] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AS OF SEPTEMBER 30, 2009.

TITLE	OUTSTANDING
COMMON STOCK, $5.00 PAR VALUE	2,883,109

SECURITY CAPITAL CORPORATION
FORM 10-Q

THIRD QUARTER 2009 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets
September 30, 2009 (unaudited) and December 31, 2008

Consolidated Statements of Income
Nine months and three months ended September 30, 2009 and 2008 (unaudited)

Consolidated Statements of Comprehensive Income
Nine months and three months ended September 30, 2009 and 2008 (unaudited)

Consolidated Statements of Cash Flows
Nine months ended September 30, 2009 and 2008 (unaudited)

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

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)
	(Unaudited)
	Sept. 30,	Dec. 31,
	2009	2008
ASSETS
Cash and due from banks	$18,532	$16,953
Interest-bearing deposits with banks	5,798	395
Total cash and cash equivalents	24,330	17,348
Federal funds sold	19,000	-
Term deposits with other banks	296	198
Securities available-for-sale	92,758	69,890
Securities held-to-maturity, estimated fair value of	5,145	5,375
$5,597 in 2009 and $5,331 in 2008
Securities, other	2,222	2,218
Total securities	100,125	77,483
Loans, less allowance for loan losses of
$4,429 in 2009 and $3,675 in 2008	274,370	306,678
Interest receivable	3,267	3,733
Premises and equipment	24,186	24,548
Other Real Estate	18,554	14,046
Intangible assets	3,874	3,874
Cash surrender value of life insurance	6,447	6,286
Other assets	3,854	8,291
Total Assets	$478,303	$462,485
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$56,217	$59,670
Time deposits of $100,000 or more	67,417	57,598
Other interest-bearing deposits	243,949	240,215
Total deposits	367,583	357,483
Interest payable	541	1,017
Federal funds purchased	-	8,000
Borrowed funds	28,220	33,929
Other liabilities	6,938	6,077
Total Liabilities	403,282	406,506
Shareholders' equity:
Preferred stock - $1,000 par value, 30,000 shares
authorized, 17,910 shares issued in 2009 and zero
shares issued in 2008	17,447	-
Common stock - $5 par value, 10,000,000 shares
authorized, 2,890,811 shares issued in 2009
and 2008	14,454	14,454
Surplus	40,732	40,723
Retained Earnings	824	167
Accumulated other comprehensive income	1,603	676
Treasury stock, at par, 7,702 shares and 8,152
shares in 2009 and 2008, respectively	(39)	(41)
Total Shareholders' Equity	75,021	55,979
Total Liabilities and Shareholders' Equity	$478,303	$462,485

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)
	(Unaudited)		(Unaudited)
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$4,082	$5,574	$13,291	$18,065
Interest and dividends on securities	880	947	2,537	2,811
Federal funds sold	15	10	33	89
Other	81	21	99	196
Total interest income	5,058	6,552	15,960	21,161

INTEREST EXPENSE
Interest on deposits	997	1,689	3,179	6,286
Interest on borrowings	316	344	865	888
Interest on federal funds purchased	-	7	2	21
Total interest expense	1,313	2,040	4,046	7,195

Net Interest Income	3,745	4,512	11,914	13,966

Provision for loan losses	478	1,972	2,746	4,683

Net interest income after provision
for loan losses	3,267	2,540	9,168	9,283

OTHER INCOME
Service charges on deposit accounts	1,222	1,333	3,692	3,896
Trust Department income	201	166	622	645
Securities net gain	9	11	20	13
Other income	296	753	1,067	1,478
Total other income	1,728	2,263	5,401	6,032

OTHER EXPENSES
Salaries and employee benefits	2,656	2,623	7,927	8,043
Occupancy expense	676	604	2,041	1,792
Other operating expense	1,048	977	3,656	2,783
Total other expenses	4,380	4,204	13,624	12,618

INCOME BEFORE PROVISION
FOR INCOME TAXES	615	599	945	2,697

PROVISION (BENEFIT) FOR INCOME TAXES	14	64	(10)	460

NET INCOME	601	535	955

Preferred Dividends	(289)	-	(299)	-

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS	$312	$535	$656	$-

BASIC NET INCOME PER COMMON SHARE	$0.11	$0.19	$0.23	$0.78

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar amounts presented in thousands)
	(Unaudited)
			(Unaudited)
	For the three months		For the nine months
	ended Sept. 30,		ended Sept. 30,
	2009	2008	2009	2008

Net income (loss)	$601	$535	$955	$2,237

Other comprehensive income, net of tax:

Unrealized holding gains/(losses)	909	251	926	(156)

Comprehensive income (loss)	$1,510	$786	$1,881	$2,081

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts presented in thousands)
	(Unaudited)
	Nine months ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$955	$2,237
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	2,746	4,683
Amortization of premiums and discounts on securities, net	216	33
Depreciation and amortization	943	923
FHLB stock dividend	(4)	(37)
Loss (gain) on securities	(20)	(13)
Impairment loss on securities	-	-
Gain on sale/disposal of other assets	(103)	(516)
Changes in:
Interest receivable	466	1,467
Cash value of life insurance, net	(161)	(158)
Other assets	2,086	(2,397)
Interest payable	(476)	(1,008)
Other liabilities	861	3,957
Net cash provided by operating activities	7,509	9,171

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in loans	23,870	1,370
Purchase of securities available for sale	(37,411)	(11,410)
Proceeds of maturities and calls of securities available for sale	16,806	5,143
Proceeds of maturities and calls of securities held to maturity	230	220
Additions to premises and equipment	(851)	(1,747)
Proceeds of sale of other assets	2,040	536
Changes in:
Federal funds sold	(19,000)	-
Net cash used in investing activities	(14,316)	(5,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
Deposits	10,100	(22,602)
Federal funds purchased	(8,000)	7,000
Reissuance of treasury stock	11	23
Issuance of preferred stock and warrants	17,388
Repayment of debt	(5,830)	(13,889)
Proceeds from issuance of debt	120	24,158
Net cash provided by (used in) financing activities	13,789	(5,310)

Net increase (decrease) in cash and cash equivalents	6,982	(2,027)
Cash and cash equivalents at beginning of period	17,348	19,806
Cash and cash equivalents at end of period	$24,330	$17,779

Cash paid during the nine months for:
Interest	$4,523	$8,203
Income taxes	56	610

Noncash activities:
Transfers of loans to other real estate and repossessed inventory	7,684	2,693

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, please refer to the Company’s Form 10-K filed March 12, 2009, which includes the consolidated financial statements and footnotes for the year ended December 31, 2008.

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

NOTE C – SECURITIES

  A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at September 30, 2009 and December 31, 2008, follows:

Securities
Amortized Cost and Fair Values

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2009:
Securities available-for-sale:
U. S. Government agencies	$8,746	$103	$8	$8,841
Mortgage-backed securities	40,160	1,586	9	41,737
State and local political
subdivisions	41,293	1,085	202	42,176
Other equity securities	4	-	-	4

	$90,203	$2,774	$219	$92,758

Securities held-to-maturity:
State and local political
subdivisions	$5,145	$452	$-	$5,597

December 31, 2008:
Securities available-for-sale:
U. S. Government agencies	$995	$80	$-	$1,075
Mortgage-backed securities	36,551	983	-	37,534
State and local political
subdivisions	31,263	270	255	31,278
Other equity securities	4	-	1	3

	$68,813	$1,333	$256	$69,890

Securities held-to-maturity:
State and local political
subdivisions	$5,375	$50	$94	$5,331

NOTE D - LOANS

Loans
Major Classifications

Major classifications of loans were as follows:
	September 30,	December 31,
	2009	2008
	(In thousands)

Commercial, financial and agricultural	$35,753	$44,752
Real estate - construction and development	73,072	96,049
Real estate - mortgage	145,913	144,647
Installment loans to individuals	21,718	22,999
Other	2,343	1,906
	278,799	310,353
Less allowance for loan losses	(4,429)	(3,675)
	$274,370	$306,678

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

	For the Three Months Ended
	September 30, 2009
	Basic income
	applicable to
	common
	stockholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$ 312,321	2,883,050	$ 0.11

	For the Nine Months Ended
	September 30, 2009
	Basic income
	applicable to
	common
	stockholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$ 656,936	2,882,899	$ 0.23

	For the Three Months Ended
	September 30, 2008
	Basic income
	applicable to
	common
	stockholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$ 534,766	2,882,465	$ 0.19

	For the Nine Months Ended
	September 30, 2008
	Basic income
	applicable to
	common
	stockholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$ 2,236,754	2,882,235	$ 0.78

NOTE F – FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157 which has been replaced with FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (ASC 820).  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 has been applied prospectively as of the beginning of the period.

ASC 820 defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with ASC 820, the Corporation groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The following table presents the Corporation’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which the fair value measurements fall as of September 30, 2009 and December 31, 2008.

September 30, 2009

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

Description
Available-for-sale securities	$ -	$ 92,758	$ -	$ 92,758

December 31, 2008

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

Description
Available-for-sale securities	$ -	$ 69,890	$ -	$ 69,890

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Impaired Loans

Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of ASC 310, Receivables (formerly FAS 114, Accounting by Creditors for Impairment of a Loan).  Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at September 30, 2009 amounted to $1.5 million.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008.

September 30, 2009

	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$ 273	$ -	$ -	$ 273

Other real estate owned	1,468	-	-	1,468

December 31, 2008

	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$ 2,343	$ -	$ -	$ 2,343

Other real estate owned	1,442	-	-	1,442

The following disclosure of the estimated fair value of financial instruments is made in accordance with ASC 825 Financial Instruments (formerly FAS 107, Disclosures About Fair Value of Financial Instruments).  The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Deposits – The fair values of demand deposits are, as required by ASC 825, equal to the carrying value of such deposits.  Demand deposits include noninterest-bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts.  The fair value of variable rate term deposits, those repricing within six months or less, approximates the carrying value of these deposits.  Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits repricing after six months.  The discount rate used is based on interest rates currently being offered on comparable deposits as to amount and term.

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

The estimated fair values of the financial instruments, none of which are held for trading purposes, were as follows:

Fair Value of Financial Instruments

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)

Financial assets:
Cash and cash equivalents	24,330	24,330	17,348	17,348
Federal funds sold	19,000	19,000	-	-
Certificates of deposit with
other banks	296	296	198	198
Securities available-for-sale	92,758	92,758	69,890	69,890
Securities held-to-maturity	5,145	5,597	5,375	5,331
Securities, other	2,222	2,222	2,218	2,218
Loans	278,799	281,984	310,353	314,459
Financial liabilities:
Noninterest-bearing deposits	56,217	56,127	59,670	59,670
Interest-bearing deposits	311,366	286,839	297,813	298,212
FHLB and other borrowings	28,220	30,564	41,929	42,811

NOTE G – NON-PERFORMING ASSETS

Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The increase in non-performing assets (NPAs) is primarily due to the economic recession and real estate downturn which has impacted the Company’s loan portfolio. NPA balances were up significantly compared to year-end 2008 primarily due to the continued effect of the adverse economy and real estate downturn on residential land development and construction loan portfolios. During 2009 the Company continues to experience increases in NPAs.

The Company has a significant concentration in real estate lending, including loans to real estate developers secured by real estate located in Desoto County, Mississippi.  Declining real estate values and a severe constriction in the availability of mortgage financing has negatively impacted real estate sales, which has resulted in customers' inability to repay loans. In addition, the value of collateral underlying such loans has decreased materially.  During 2009, the Company has continued to experience significant levels of non-performing assets relating to real estate lending, primarily in our residential real estate portfolio.

At September 30, 2009, the Company had one Troubled Debt Restructured ("TDR") asset totaling $2.6 million and there were no TDRs at December 31, 2008.  The TDR at September 30, 2009 is included in NPA’s and is reserved appropriately. Management is working with the borrower on a plan to either return the obligation to an accruing status or take appropriate measures to secure the collateral for disposition.

 The following table presents information with respect to non-performing assets at September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008 (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2008
Loans on non-accrual status	9,863	4,349	5,690	3,271
Loans past due 90 days or more but
not non-accrual status	5,143	3,220	756	3,616
OREO - Non-performing	15,220	14,160	12,567	10,667
Total NPAs	30,226	21,729	19,013	17,554

Operating commercial real
estate OREO	3,334	3,320	3,585	3,379
OREO - non-performing	15,220	14,160	12,832	10,667
Total OREO	18,554	17,480	16,417	14,046

Selected ratios:
NPLs to total gross loans	5.405	2.638	2.164	2.219
NPAs to total gross loans and OREO	10.205	7.138	6.048	5.411
NPAs to total assets	6.319	4.572	3.964	3.796

NOTE H – SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 9, 2009, which is the date the financial statements were available to be issued.

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

This discussion and analysis should be read in conjunction with the audited consolidated financial statements, and notes thereto, contained in the Company’s 2008 Form 10-K.

Economic Conditions:

The Company's business is affected by the economy of the Desoto County area in northern Mississippi, which is adjacent to Memphis, Tennessee. The uncertain depth and duration of the present economic downturn could continue to cause further deterioration of the local economy in Desoto County, resulting in an adverse effect on the Company's financial condition and results of operations. Real estate values in this area have declined and may continue to fall.  Unemployment rates in this area have increased significantly and could increase further. Business activity in the real estate development has been impacted and local governments and many businesses are facing serious challenges due to the lack of consumer spending driven by elevated unemployment and uncertainty.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the declining value of collateral securing those loans, is reflective of the business environment in the markets where the Company operates. The present significant downturn in economic activity and declining real estate values has had a direct and adverse effect on the condition and results of operations of the Company. This is particularly evident in the residential land development and residential construction segments of the Company’s loan portfolio. Developers or home builders whose cash flows are dependent on the sale of lots or completed residences have reduced ability to service their loan obligations and the market value of underlying collateral has been and continues to be adversely affected. The impact on the Company has been an elevated level of impaired loans, an associated increase in provisioning expense and charge-offs for the Company leading to a decrease in net income from $2.2 million achieved in 2008 for the first nine months to $535 thousand achieved in 2009.  The local and regional economy also has a direct impact on the volume of bank deposits.  Core deposits have declined approximately $40 million since September 2008 because business and retail customers have realized a reduction in cash available to deposit in the Bank. However, core deposits are showing signs of stabilization in the third quarter of 2009.

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

The subsidiary Bank represents the primary assets of the Company.   On September 30, 2009, First Security Bank had approximately $463.5 million in assets compared to $474.3 million at September 30, 2008.  Loans decreased to $273.5 million at September 30, 2009, from $340.1 million at September 30, 2008.  Deposits increased by $4.7 million from September 30, 2008 to September 30, 2009, for a total of $371.3 million.  For the nine months ended September 30, 2009, and September 30, 2008, the Bank reported net income of approximately $1.3 million and $2.3 million, respectively.

CHANGES IN FINANCIAL CONDITION

The cash and cash equivalents of $24.3 million at September 30, 2009, reflected an increase of $7.0 million from the cash position of $17.3 million at December 31, 2008.  This increase is attributed to a seasonal fluctuation in normal bank transactions.  The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the bank.

The earning assets at December 31, 2008, were $395.1 million and at September 30, 2009, were $414.1 million.  The increase is attributable to the growth in short term investments such as federal funds sold.  The premises and equipment, net of accumulated depreciation, at September 30, 2009, totaled approximately $24.2 million – reflecting an increase of $851 thousand for the first nine months in 2009.  The increase can be attributable to costs in completing the Barton Branch and normal replacement expenditures.  Investment securities were $100.1 million at September 30, 2009.  Other assets decreased to $3.9 million at September 30, 2009, from $8.3 million at December 31, 2008.

Deposit liabilities of $367.6 million at September 30, 2009, reflected a increase of $10.1 million from the $357.5 million at December 31, 2008.  The fluctuation in deposits during the first nine months is attributable to an increase in public funds at this time of the year A decrease in deposits normally increases the amount of long-term borrowings and short-term borrowings to fund investments in loans but with the loan demand and the loan portfolio reflecting a larger decrease, the need for short-term funding was eliminated at September  30, 2009 and resulted in a decrease of $8.0 million in the borrowings in federal funds purchased at December 31, 2008.

The net unrealized gain on available-for-sale securities reflected in accumulated other comprehensive income in shareholders’ equity at December 31, 2008, was $676 thousand.  At September 30, 2009, accumulated other comprehensive income reflected a net unrealized gain on available-for-sale securities of $1.6 million.   The change over these reporting periods reflects the status of the rates of the available for sale securities in the current market.  The changes in the market affected accumulated other comprehensive income with a net after tax increase of $926 thousand for the nine months ended September 30, 2009, and  a net decrease of $156 thousand for the nine months ended September 30, 2008.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company.  The following identify some of the more significant changes for the nine months ended September 30, 2009:  purchase of securities of $37.4 million; maturities and calls of securities of $16.8 million; an increase of $10.1 million in deposits; a decrease in loans of $23.9 million; and the receipt of TARP funds of $17.4 million.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks.  The loan portfolio is represented by the following mix:  Commercial 6.21%; Agricultural 2.30%; Real Estate 82.84%; Consumer 8.21% and Other .44%.  The major components of the real estate loans are 34.12% for construction and land development property, 32.26% for first liens on 1-4 family residential property and 28.10% for nonfarm and nonresidential property.

At September 30, 2009, the subsidiary Bank had loans past due as follows:
(in thousands)
Past due 30 days through 89 days	$10,046
Past due 90 days or more and still accruing	$5,143

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured or in the process of collection.  The non-accrual loans at September 30, 2009, totaled $9.9 million.  Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose.  Other real estate at September 30, 2009, totaled $18.6 million.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms.

For the nine months ended September 30, 2009, the Company experienced $2.8 million in charge-offs of loans and $842 thousand in recoveries of loans for a net decrease effect to the Allowance for Loan Losses of $2.0 million.  The net charge-offs represent .91% of average loans.  Of the $2.8 million charge to the Allowance for Loan Losses, the breakdown, per loan category, is:  27.50% for construction and land development; 16.66% for 1-4 family residential loans; 15.92% for nonfarm nonresidential loans; 9.25% for commercial loans and 30.67% for consumer loans.  Consumer loan collections of $674 thousand represent the major component of the $842 thousand in recoveries.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans.  On a quarterly basis, the Company’s Board of Directors reviews and approves the appropriate level for the Company’s allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in its market.  Recently, the Company has developed and began to implement an improved loan review program, which includes a new internal loan review officer position and the engagement of a new external loan review firm and the establishment of a new system for tracking borrower financial statements and the structure of our watch reports.

Additions to the allowance for loan losses, which are expensed through the provision for loan losses on the Company’s income statement, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the estimated losses inherent in the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

The Company’s allowance for loan losses is based upon judgments and assumptions about risk elements in the portfolio, trends in past due loans and charge offs, local and national economic conditions, and other factors affecting borrowers.  The determination of the appropriate allowance for loan losses includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and historical loss factors and specific reviews and evaluations of significant problem credits.  An appropriate allowance for loan losses covers estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. However, there is no precise method of estimating credit losses, since any estimate of loan losses is necessarily subjective.  If charge-offs in future periods increase, we may be required to increase our provision for loan losses, which would decrease our net income and possibly our capital.

In addition, the current downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  We determine the value of real estate collateral by using a current appraisal. Contrary to any other relevant information an appraisal is considered current if it is less than 12 months old except when economic or market changes have caused values to rise or fall significantly. If a current appraisal is not maintained the bank will generally order a new appraisal prior to accepting the property as a result of a deed in lieu of foreclosure or completion of a foreclosure action. Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions and estimates which it believes to be reasonable but which may or may not be accurate. Estimated credit losses means an estimate of the current amount of loans that it is probable the Company will be unable to collect given facts and circumstances as of the evaluation date. Thus, estimated credit losses represent net charge-offs that are likely to be realized for a loan or group of loans.  Accordingly, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, especially considering the overall weakness in the commercial real estate market in our market areas.  The Company does not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing a risk grading system.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity.    The asset and liability reports for September 30, 2009, substantiate that the Company remains in a neutral position to changes in rates. A 1% increase or decrease in market rates will basically not affect net interest income.  The Company’s policy allows for no more than a 10% movement in NII (net interest income) in a 200 basis point ramp of market rates over a one-year period.  When funds exceed the needs for reserve requirements or short-term liquidity needs, the Company will increase its security investments or invest in federal funds.  It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to insure rate flexibility and to meet loan funding and liquidity needs.

The financial status at September 30, 2009, reflects a net interest margin of 3.9958.  This ratio reflects a decrease over the past twelve months of ..31%, primarily due to high yield mortgage-back securities paying early and reinvestment options in the market for the same yield not being available.  However, the net interest margin remains competitive with peers resulting from the continuing efforts of management in analyzing the rates and the funding.  At September 30, 2009, the regulatory liquidity ratio of 38.26% is well within the bank’s policy requirement of a minimum liquidity ratio of 15%.  In addition, the core deposits represent 64.83% of total assets and temporary investments represent 8.30% of total assets and volatile liabilities represent 1.42% of total assets.

On June 26, 2009, the Company received $17,388 million from the Treasury through participation in the Capital Purchase Program.  This participation contributed to the excellent liquidity status reflected in the ratios.  The funds were invested at September 30, 2009 in short-term products in anticipation of a recovery in the market.

At September 30, 2009, the tools to meet these needs are the secured and unsecured lines of credit with the correspondent banks totaling $26.0 million (to borrow federal funds) and the line of credit with the Federal Home Loan Bank that exceeded $94 million.  At September 30, 2009, the Company had available (unused) lines of credit of approximately $72.8 million.

CAPITAL RESOURCES

Total consolidated equity capital at September 30, 2009, was $75.0 million or approximately 15.68% of total assets.  The main source of capital for the Corporation has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital.  The Company and the Bank have adequate capital positions as of September 30, 2009, as reflected below:

	Company	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	22.98%	17.62%	8%
Tier 1 Capital	21.78%	16.36%	4%
Leverage Capital	15.17%	11.22%	4%

RESULTS OF OPERATIONS – QUARTERLY

The consolidated net income for the Company for the three months ended September 30, 2009, was $601 thousand which was a $66 thousand increase from the same period in 2008.

Interest income decreased to $5.1 million for the three months ended September 30, 2009 which was a $1.5 million decrease from the $6.6 million for the three months ended September 30, 2008.  Other Income for the three months ended September 30, 2009, was $1.7 million reflecting a $535 thousand decrease from the three months ended September 30, 2008.

Interest expense reflects a decrease of $727 thousand to $1.3 million for the three months ended September 30, 2009, from $2.0 million for the same period in 2008.  The decrease in interest expense can be attributed to the pricing of the deposit accounts in a decreasing rate volatile market.  Other expenses for the three months ended September 30, 2009, reveal an increase of $176 thousand from the same period in 2008 – chiefly due to the rising costs in health insurance, the maintaining of a new branch facility and a significant increase in the assessments by the FDIC.

The third quarter provision in 2009 of $478 thousand for loan losses is attributed to the evaluation of the quality of the loan portfolio and the quarterly analysis of the Allowance for Loan Losses, which determine the requirements for and the adequacy of the provision.

RESULTS OF OPERATIONS – YEAR-TO-DATE

The consolidated net income for the Company for the nine months ended September 30, 2009, was $955 thousand which reflects a decrease of $1.3 million in consolidated net income for the same period in 2008.  The decrease in the consolidated net income can be attributed to a combination of factors – the economy and the effect of the economy on the real estate development market on the quality of the loan portfolio.

Interest income decreased to $16.0 million for the nine months ended September 30, 2009, indicating a decrease of $5.2 million from the $21.2 million for the nine months ended September 30, 2008.  The decrease in interest income signifies the management decision to decrease the rate pricing of the loan products.  The discount rate as set by the Federal Reserve System is a consideration in this rate pricing.

Interest expense reflects a decrease of $3.1 million for the nine months ended September 30, 2009, from $7.2 million for the same period in 2008.  The decrease in interest expense can be attributed to the downward movement of rates during the twelve months.

The decrease in the provision for loan losses of $1.9 million is attributed to the on going evaluation of the quality of the loan portfolio and the quarterly analysis of the Allowance for Loan Losses, which determine the requirements for and the adequacy of the provision.

Non-interest income for the nine months ended September 30, 2009, was $5.4 million, which is a decrease of $631 thousand for the same period in 2008.  The service charges on deposit accounts, for the nine months ended September 30, 2009, and September 30, 2008, were $3.7 million and $3.9 million, respectively.

Other expenses, which includes FDIC and state assessments along with the primary component of salaries, employee benefits and occupancy expense, for the nine months ended September 30, 2009, reveal an increase of $1.0 million. Salaries and employee benefits decreased for the nine months ended September 30, 2009, and  represent a conservative response to the 2008 and 2009 bank performance.  The increase in other expenses is chiefly attributable to FDIC assessments (including a one-time assessment of $205,164) and the rising professional fees necessary in the financial market of 2009.

Income tax benefit of $10 thousand for the nine months ended September 30, 2009, reflects a decrease in income tax expense of $470 thousand from the same period in 2008 – a direct result of the decrease in taxable income and nontaxable interest income.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Statement (“ASC”) 805-10 (formerly SFAS 141R), “Business Combinations” (“ASC 805-10”) was issued. ASC 805-10 replaces prior guidance on the subject and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. Additionally, it also requires transaction costs related to the business combination to be expensed as incurred. ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date, as well as our adoption date, for the pronouncement was January 1, 2009. The adoption did not have a material impact on our consolidated financial statements.

In April 2008 the FASB issued ASC 350-30 (formerly FSP No. 142-3), Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10 (formerly SFAS 142). This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. It is effective for financial statements issued for fiscal years beginning after December 15, 2008. We determined that the standard will not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165), “Subsequent Events,” which establishes general standards for accounting for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. It is effective with interim and annual financial periods ending after June 15, 2009. We adopted ASC 855-10 at the beginning of our 2009 third quarter. The adoption did not have a significant impact on the subsequent events that we report, either through recognition or disclosure, in our consolidated financial statement.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. ASC 105-10 became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Therefore, the Company adopted ASC 105-10 for the reporting in our 2009 third quarter. The adoption did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

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
September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL CORPORATION

BY /s/ Frank West	BY /s/ Connie Woods Hawkins
Frank West	Connie Woods Hawkins
President and Chief Executive Officer	Executive Vice-President, Cashier
and Chief Financial Officer

DATE: November 9, 2009	DATE: November 9, 2009