Form 10-Q/A
period 2009-09-30
SECURITY CAPITAL CORP/MS
filed 2009-11-10
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The Audit Committee of the Board of Directors of Security Capital Corporation, upon identification by  management of a typographical error in the previously issued financial statements, directed an amended filing of the financial statements.

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, addresses corrections in the Consolidated Statements of Income line items Net Income to $2,237 (as presented in thousands) and the Basic Net Income Per Common Share to $2,237  (as presented in thousands) for the nine months ended September 30, 2008.  The previously issued financial statement reflected the Net Income and the Basic Net Income Per Common Share with zero values for that period.

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

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)
	(Unaudited)
	Sept. 30,	Dec. 31,
	2009	2008
ASSETS
Cash and due from banks	$18,532	$16,953
Interest-bearing deposits with banks	5,798	395
Total cash and cash equivalents	24,330	17,348
Federal funds sold	19,000	-
Term deposits with other banks	296	198
Securities available-for-sale	92,758	69,890
Securities held-to-maturity, estimated fair value of	5,145	5,375
$5,597 in 2009 and $5,331 in 2008
Securities, other	2,222	2,218
Total securities	100,125	77,483
Loans, less allowance for loan losses of
$4,429 in 2009 and $3,675 in 2008	274,370	306,678
Interest receivable	3,267	3,733
Premises and equipment	24,186	24,548
Other Real Estate	18,554	14,046
Intangible assets	3,874	3,874
Cash surrender value of life insurance	6,447	6,286
Other assets	3,854	8,291
Total Assets	$478,303	$462,485
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$56,217	$59,670
Time deposits of $100,000 or more	67,417	57,598
Other interest-bearing deposits	243,949	240,215
Total deposits	367,583	357,483
Interest payable	541	1,017
Federal funds purchased	-	8,000
Borrowed funds	28,220	33,929
Other liabilities	6,938	6,077
Total Liabilities	403,282	406,506
Shareholders' equity:
Preferred stock - $1,000 par value, 30,000 shares
authorized, 17,910 shares issued in 2009 and zero
shares issued in 2008	17,447	-
Common stock - $5 par value, 10,000,000 shares
authorized, 2,890,811 shares issued in 2009
and 2008	14,454	14,454
Surplus	40,732	40,723
Retained Earnings	824	167
Accumulated other comprehensive income	1,603	676
Treasury stock, at par, 7,702 shares and 8,152
shares in 2009 and 2008, respectively	(39)	(41)
Total Shareholders' Equity	75,021	55,979
Total Liabilities and Shareholders' Equity	$478,303	$462,485

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)
	(Unaudited)		(Unaudited)
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$4,082	$5,574	$13,291	$18,065
Interest and dividends on securities	880	947	2,537	2,811
Federal funds sold	15	10	33	89
Other	81	21	99	196
Total interest income	5,058	6,552	15,960	21,161

INTEREST EXPENSE
Interest on deposits	997	1,689	3,179	6,286
Interest on borrowings	316	344	865	888
Interest on federal funds purchased	-	7	2	21
Total interest expense	1,313	2,040	4,046	7,195

Net Interest Income	3,745	4,512	11,914	13,966

Provision for loan losses	478	1,972	2,746	4,683

Net interest income after provision
for loan losses	3,267	2,540	9,168	9,283

OTHER INCOME
Service charges on deposit accounts	1,222	1,333	3,692	3,896
Trust Department income	201	166	622	645
Securities net gain	9	11	20	13
Other income	296	753	1,067	1,478
Total other income	1,728	2,263	5,401	6,032

OTHER EXPENSES
Salaries and employee benefits	2,656	2,623	7,927	8,043
Occupancy expense	676	604	2,041	1,792
Other operating expense	1,048	977	3,656	2,783
Total other expenses	4,380	4,204	13,624	12,618

INCOME BEFORE PROVISION
FOR INCOME TAXES	615	599	945	2,697

PROVISION (BENEFIT) FOR INCOME TAXES	14	64	(10)	460

NET INCOME	601	535	955	2,237

Preferred Dividends	(289)	-	(299)	-

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS	$312	$535	$656	$2,237

BASIC NET INCOME PER COMMON SHARE	$0.11	$0.19	$0.23	$0.78

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

September 30, 2009

	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$273	$-	$-	$273

Other real estate owned	1,468	-	-	1,468

December 31, 2008

	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$2,343	$-	$-	$2,343

Other real estate owned	1,442	-	-	1,442

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