Form 10-K
period 2009-12-31
SECURITY CAPITAL CORP/MS
filed 2010-03-12
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 000-50224

SECURITY CAPITAL CORPORATION
----------------------------------------------------------------------------
(Exact Name of Registrant as specified in its Charter)

                        MISSISSIPPI                                                                                                                                                   64-0681198
                               --------------------------------------------------------------                                                                                            ----------------------------------------------------------------
 (State or Other Jurisdiction of                                                                                                   (I.R.S. Employer Identification Number)
                                   Incorporation or Organization)

 295 Highway 6 West/P. O. Box 690, Batesville, Mississippi                                                                                                                              38606                                          ---------------------------------              -------------------------------------------                                                                                                                                      ---------------------------------------------
       (Address of principal executive offices)                                                                                                                                                     (Zip Code)

Registrant's Telephone Number:	(662) 563-9311
------------------------------------------

Securities registered under Section 12(b) of the Act:

                                                                                  Name of Each Exchange on
                      Title of Each Class                                                                                                                                                                       Which Registered

None	None
-----------------------------------------------------------------                                                                                                            ---------------------------------------------------------------

Securities registered pursuant to section 12(g) of the Act:

                                                                                                    Name of Each Exchange on
Title of Each Class	Which Registered

Common Stock, $5 par value                                                                                                                                                                        None
-----------------------------------------------------------------	- --------------------------------------------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [ ]   NO [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [X]   NO [  ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

YES [  ]   NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [ X ]

Based on the stockholders of record on December 31, 2009, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $54.4 million.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2009

Common stock ($5.00 par value)	2,883,159 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into Parts III of the Form 10-K report: Proxy Statement dated March 12, 2010.

CROSS REFERENCE INDEX

__
		Page
PART I
Item 1	Business	2
Item 1A	Risk Factors	12
Item 1B	Unresolved Staff Comments	15
Item 2	Properties	16
Item 3	Legal Proceedings	17
Item 4	Submission of Matters to a Vote of Security Holders	17

PART II

Item 5	Market for the Registrant's Common Equity, Related Stockholder Matters and	17
	Issuer Purchases of Equity Securities
Item 6	Selected Financial Data	18
Item 7	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	19
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	36
Item 8	Financial Statements and Supplementary Data	37
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	74
Item 9A	Controls and Procedures	74
Item 9B	Other Information	75

PART III

Item 10	Directors and Executive Officers of the Registrant	75
Item 11	Executive Compensation	75
Item 12	Security Ownership of Management and Related Stockholder Matters	75
Item 13	Certain Relationships and Related Transactions	76
Item 14	Principal Accounting Fees and Services	76

Part IV

Item 15	Exhibits and Financial Statement Schedules	78
Signatures
Index to Exhibits
EX-3.(B) (EX-3.(B))
EX-21 (EX-21)
EX-23 (EX-23) EX-31.1 (EX-31.1)
EX-31.2 (EX-31.2)
EX-32.1 (EX-32.1)
EX-99.1 (EX-99.1)
EX-99.2 (EX-99.2)
__________
* Information called for by Part III (Items 10 through 14) is incorporated by reference to the Registrant's Proxy Statement dated March 12, 2010.

952131.1/13193.16317

PART I

ITEM 1.  BUSINESS

General Development and Structure of Business

Security Capital Corporation is a one-bank holding company and has two subsidiaries, First Security Bank and Batesville Security Building Corporation.

As a bank holding company, Security Capital Corporation engages in the business of banking through its sole banking subsidiary and may engage in certain non-banking activities closely related to banking and may own certain other business corporations that are not banks, subject to applicable laws and regulations.  Security Capital Corporation is not currently engaging in non-bank activities and does not own any business corporations, except for Batesville Security Building Corporation, and has no current plans to engage in non-bank activities or own any other business corporations.

Security Capital Corporation was incorporated on September 16, 1982, for the purpose of acquiring First Security Bank and serving as a one-bank holding company.

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

First Security Armored Car, Inc., a subsidiary of First Security Bank, was chartered in 2008 for the purpose of providing courier services.  The activities of this entity have little effect on the financial statements of Security Capital Corporation.

Security Capital Corporation’s home or principal office is located at 295 Highway 6 West, Batesville, Mississippi 38606.  The telephone number of the home or principal office is (662) 563-9311.   First Security Bank's website is www.firstsecuritybk.com

Operations

Security Capital Corporation, through First Security Bank, engages in a wide range of banking activities, including accepting demand deposits, accepting savings and time deposit accounts, making secured and unsecured loans to corporations, individuals and others, issuing credit cards, issuing and processing ATM cards and debit cards, issuing commercial and standby letters of credit, originating mortgage loans, providing personal and corporate trust services, and offering Certificate of Deposits Account Registry Service (CDARS) to add protection to customers deposits that exceed current FDIC insurance limits.

Security Capital Corporation’s lending services include commercial, real estate, installment, credit card loans, merchant accounts receivable loans, and agricultural loans.  Revenues from Security Capital Corporation’s lending activities constitute the largest component of Security Capital Corporation’s operating revenues.

At December 31, 2009, the loan portfolio totaled $266.6 million constituting 66.03% of the earning assets of   $403.8 million.  Security Capital Corporation’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors.  Any aggregate credit which exceeds the authority of the loan officer or a combination of several authority limits is forwarded to the Loan Committee for approval.  The Loan Committee is comprised of various Bank Directors, including the Chairman.

Security Capital Corporation’s primary lending areas are the counties of Desoto, Panola, Quitman , Marshall, and Tunica in the State of Mississippi.  Security Capital Corporation may extend credit to borrowers out of the primary lending area but on a limited basis in which the risk is low and/or a relationship may exist with the borrower and an industry or a development in the primary lending area.

The following tables provide demographic information for Desoto, Panola, Quitman, Marshall, and Tunica counties, and for the State of Mississippi:

Population

	2000	1990	1980	1970

DeSoto	107,199	67,910	53,930	35,885

Panola	34,274	29,996	28,164	26,829

Marshall	34,993	30,361	29,296	24,027

Quitman	10,117	10,490	12,636	15,888

Tunica	9,277	8,164	9,652	11,854

Mississippi	2,844,658	2,573,216	2,520,698	2,216,994

SOURCE: Center for Population Studies, University of Mississippi

PER CAPITA INCOME

	2007	2006	2005	2004	2003

DeSoto	31,891	31,589	29,623	29,318	28,713

Panola	22,943	22,776	20,908	20,017	19,173

Marshall	23,739	22,754	21,683	20,249	19,150

Quitman	21,978	20,665	20,058	19,482	17,933

Tunica	23,325	21,186	19,656	19,567	19,325

Mississippi	28,541	27,028	25,051	24,518	23,466

SOURCE: United States Department of Commerce, Bureau of Economic Analysis

MEDIAN AGE

	2000	1990

DeSoto	33.7	31.5

Panola	33.0	30.1

Marshall	33.9	30.5

Quitman	31.8	30.1

Tunica	30.6	25.3

SOURCE: Center for Population Studies, University of Mississippi

Panola County and Quitman County are rural areas, in which agriculture and industry play a big part in the economy.  Desoto County and Tunica County have a different economic structure.  The growth and composition of Desoto County has been dictated, primarily, by the outflow from Memphis, Tennessee, seeking residential living developments as well as locations for retail businesses and other commercial developments outside the Memphis city limits.  Tunica County’s economy is dependent on the gaming industry to provide employment and to provide resources for the operation of the county.  The numerous casinos in the Tunica area employ residents from the surrounding counties and residents from the states of Tennessee and Arkansas.   Marshall County, prior to 2008, reflected growth from being   close to Memphis, Tennessee.

Security Capital Corporation has made in the past and intends to continue to make most types of real estate loans including but not limited to single and multi-family housing, farm loans, residential and commercial construction loans and loans for commercial real estate.

Major classifications of loans were as follows:

Loans
Major Classifications

	December 31,
	2009	2008
	(In thousands)

Commercial, financial and agricultural	$30,580	$44,752
Real estate - construction and development	69,797	96,049
Real estate - mortgage	142,917	144,647
Installment loans to individuals	20,702	22,999
Other	2,615	1,906
	266,611	310,353
Less allowance for loan losses	(4,352)	(3,675)
	$262,259	$306,678

The success of the loan portfolio is not dependent on a single borrower or group of borrowers. The large loans of the loan portfolio are defined as those loans with a balance of $382,000 and over.  As of December 31, 2009, the loan portfolio totaled $266.6 million of which the large lines total $98.8 million representing 107 borrowers.

Security Capital Corporation provides a wide range of personal and corporate trust and trust-related services, which include serving as executor of estates, as trustee under testamentary and inter vivos trusts and various pension and other employee benefit plans, as guardian of the estates of minors and incompetents, as escrow agent under various agreements, as transfer agent and paying agent of registered bond issues, and as custodian for assets invested.  In addition, the Trust Department of First Security Bank offers a variety of investment tools which include a money management and financial planning program that uses the skills and abilities of a Certified Financial Planner and a Certified Retirement Services Professional among other specialists who are within the employment of First Security Bank and the Trust Department.

In 1998, Security Capital Corporation began an expansion to new market areas for the banking operation of  First Security Bank.  In October of 1998, First Security banking locations at Como, Mississippi, and Crenshaw, Mississippi, were purchased from First Tennessee Bank.  In July of 1999, Planters Bank in Tunica was purchased from First Tennessee Bank.  In December of 1995, a loan production office opened in Desoto County in the city of Olive Branch.  In June of 1997, the loan production office extended to a full service bank branch but with a small  facility and  a small staff.  In October of 2001, First Security Bank’s operation in Olive Branch  moved to a newly constructed building with features of four drive-thru lanes and a total square footage of 7,000 to accommodate the projected growth in that area.  In January 2001, a loan production office officially opened in Desoto County in the city of Hernando.  On July 1, 2002, the operation in Hernando moved from a loan production facility to a newly constructed building, a sister to the Olive Branch building, providing full banking services.  In August of 2003, a branch was opened in the town of Pope.  In 2005, First Security Bank continued its expansion in the Desoto County area with the opening of a new branch in Southaven.   Construction was completed in July of 2006 on a new facility for the Robinsonville banking location.  The facility for a new full-service branch on the corner of Goodman Road and Pleasant Hill Road in Desoto County was occupied in September of 2006.  Each of the newly constructed buildings represents state of the art facilities and will meet the needs of the staff and the level of customer activity.  To better serve the customers in northern Panola County, an additional location in Sardis was opened in October of 2006.  On February 19, 2009, a branch identified as the “Barton Branch” was opened in a newly constructed banking facility on the corner of Goodman Road and Highway 309 in Marshall County, Mississippi.   First Security Bank provides ATM services at twenty-three locations, eleven of which are not located on bank property. First Security Bank, also, provides the customer with 24 hours a day, 7 days a week, access to their account balances and activity through a telephone banking product called First Line.  Initiated in October of 2002, First Security Bank offers internet banking, called First Net, to accommodate those customers desiring banking through technology to review their account’s activity and images of the activity, if applicable, and pay their bills from anywhere in the world.

Employees

On December 31, 2009, First Security Bank had 186 full-time equivalent employees.

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

The following table represents the capital ratios for Security Capital Corporation and First Security Bank as of December 31, 2009:

	Corporation	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	21.81%	17.35%	8.00%
Tier 1 Capital	20.56%	16.10%	4.00%
Leverage Capital	14.31%	10.81%	4.00%

Deposit Insurance Assessments:  The deposits of First Security Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of First Security Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC.  However, a portion of First Security Bank's deposits, relating to a savings association acquisition, are subject to assessments imposed by the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors.  Effective March 31, 2006, the BIF and SAIF funds were merged into the newly created Deposit Insurance Fund (“DIF”).  The DIF is maintained by assessing depository institutions an insurance premium effective 2007.  The premium is based upon statutory factors that include the balance of the insured deposits as well as the degree of risk the institution poses to the fund.  The Federal Deposit Insurance Reform Act of 2005 provided a One-time Assessment Credit of $194,604 to First Security Bank in 2007 as an eligible institution which eliminated the need to pay a DIF premium in that year.  The remaining credit of $44,403 was depleted early in the next year, 2008.    In the first quarter of 2008, the bank paid an annualized 5.45 basis points and in the last quarter, the bank paid an annualized 7 basis points for the DIF premium.   On October 3, 2008, deposits at FDIC-insured institutions became insured up to at least $250,000 per depositor.  This increase in coverage was extended through December 31, 2013.  The Temporary Liquidity Guarantee Program became effective on October 14, 2008.  First Security Bank opted to cover any noninterest-bearing transaction accounts with a balance exceeding $250,000.  With this opting in, First Security Bank became subject to an additional fee of an annualized 10 basis points to provide this coverage for its customers.  This coverage provided by the Temporary Liquidity Guarantee Program extends until June 30, 2010.  In 2009, First Security Bank paid DIF premiums ranging from annualized basis points of 7 to 20.89.  Also in 2009, a special one-time assessment of .05% was paid on total assets less Tier 1 Capital.   Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO").  Based on the assigned FICO debt service rates, the assessments paid by the Bank during 2009 ranged from 1.04 basis points to 1.06 basis points, per $100 of deposits.  The projected assessments for the first quarter of 2010 will be paid based on an assigned FICO debt service rate of 1.06 basis points.

Legislative and Regulatory Initiatives to Address Financial and Economic Crises

The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September, 2008 to address volatility in the U.S. banking system.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also includes direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

On June 26, 2009, as part of the TARP CPP, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the Treasury Department, pursuant to which the Company sold (i) 17,388 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series UST (the “UST Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 522.00522 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series UST/W (“the “Warrant Preferred Stock”), for an aggregate purchase price of $17,388,000 in cash.

The UST Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Warrant immediately exercised upon its issuance, and the 522 net shares of Warrant Preferred Stock was (after net settlement) entitled to dividends at a rate of 9% per annum.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The Company is participating in the TAGP.

Competition

The banking business is a highly competitive business.  Security Capital Corporation’s market area consists principally of Panola, Quitman, Desoto, Marshall and Tunica Counties in Mississippi.  Security Capital Corporation competes with other financial institutions, as well as insurance companies and various other entities, for deposits and in providing financial services in these counties and the surrounding counties.  Security Capital Corporation, as provided by the FDIC Market Share Report of June 30, 2009 (the latest Market Share Report), held 53.30% of the deposit market in Panola County.  In Quitman County, this same report reflects Security Capital Corporation holding 21.97% of the deposit market.  In Desoto County, an area filled with large regional banks and national banks, Security Capital Corporation held a 4.30% share of the deposit market as of June 30, 2009.  In Marshall County, Security Capital held a .34% share of the deposit base at June 30, 2009.  In Tunica County, Security Capital Corporation held a 45.48% share of the deposit base as of June 30, 2009.

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

The 2009 annual report and the 2010 proxy material are available on the website, www.firstsecuritybk.com, for the shareholders to review prior to submitting a proxy or attending the 2010 shareholders’ meeting.

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

The Company’s assets and liabilities are primarily monetary in nature and, as a result, the Company is subject to significant risks tied to changes in interest rates.  The Company’s ability to operate profitably is largely dependent upon net interest income.  Unexpected movement in interest rates markedly changing the slope of the current yield curve could cause the Company’s net interest margins to decrease, subsequently decreasing net interest income.  In addition, such changes could adversely affect the valuation of the Company’s assets and liabilities.

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

The Company as a lender is exposed to the risk that its customers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on the Company’s operating results. The Company’s credit risk with respect to its real estate and construction loan portfolio will relate principally to the creditworthiness of corporations and the value of the real estate serving as security for the repayment of loans. The Company’s credit risk with respect to its commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within the Company’s local markets.

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

Security Capital Corporation makes loans, and most of its assets are located in Panola, Quitman, Desoto, Marshall, and Tunica Counties in Mississippi. Adverse changes in economic conditions in these areas could hurt Security Capital Corporation's ability to collect loans, could reduce the demand for loans, and could negatively impact performance and financial condition.

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

The Company participates in the U.S. Treasury’s Capital Purchase Program.

•
The Company received $17,388,000 in funding under the Capital Purchase Program in exchange for preferred stock and preferred stock warrants during 2009.  Participation in this program constrains the Company’s ability to raise dividends and repurchase equity securities and also places certain constraints on executive compensation arrangements. The increased funding provides assurance that the Company can maintain its minimum regulatory capital ratios in the face of future large real estate-related losses.  The Company will have to repay these funds by raising capital within the next four years to keep its dividend costs from increasing to 9% per annum.

•
The rules that govern the Capital Purchase Program include restrictions on certain compensation to executive officers and a number of others in the Company. Among other things, these rules include a prohibition on golden parachute payments, a prohibition on providing tax gross-ups, a bonus claw-back provision, and a prohibition on paying any bonus payment to the Company’s most highly compensated employee. It is possible that compensation restrictions imposed by the Capital Purchase Program and the American Reinvestment and Recovery Act of 2009 could impede our ability to attract and retain qualified executive officers.

•
Our participation in the Capital Purchase Program limits our quarterly dividend payments to no more than $.50 per share through the second quarter of 2012 without prior regulatory approval. Our ability to repurchase our common stock is also restricted.

•
Since the Capital Purchase Program was part of legislation that has the reputation of being passed as a bailout of the financial industry, participation in the program could also create some reputational risk. This reputation of the program could impede the Company’s ability to attract business in competition with other financial institutions that did not participate. This reputational risk could also impede the Company’s ability to attract and retain qualified executive officers.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.  PROPERTIES

Security Capital Corporation, through First Security Bank, currently operates from its Main Office and its Trust and Financial Services in central Batesville and from 15 additional branches in Panola, Quitman, Desoto, Marshall, and Tunica Counties - all located in Mississippi.  Information about these branches is set forth in the table below:

Name of Office	Location/Telephone Number	Banking Services Offered

Main Office	295 Highway 6 West	Loans, Deposits, Cash,
	Batesville, Mississippi 38606	Safe Deposit Boxes, ATM,
	662-563-9311	Drive-thru

Express Branch	130 Highway 51 North	Drive-thru, Cash
Batesville, Mississippi 38606
662-563-9311

Marks Branch	1651 Charlie Pride Highway South	Loans, Deposits, Cash,
	Marks, Mississippi 38646	Safe Deposit Boxes,
	662-326-8053	Drive-thru

Power Drive Branch	230 Power Drive	Loans, Deposits, Cash,
	Batesville, Mississippi 38606	Safe Deposit Boxes, ATM,
	662-563-9311	Drive-thru

Sardis Branch	201 South Main	Loans, Deposits, Cash,
	Sardis, Mississippi 38666	Safe Deposit Boxes
662-487-1661

Olive Branch Branch	6659 Highway 305	Loans, Deposits, Cash,
	Olive Branch, Mississippi 38654	Safe Deposit Boxes, ATM,
	662-895-1994	Drive-thru

Como Branch	227 Main Street	Loans, Deposits, Cash,
	Como, Mississippi 38619	Safe Deposit Boxes, ATM,
	662-526-5191	Drive-thru

Crenshaw Branch	729 Broad Street	Loans, Deposits, Cash,
	Crenshaw, Mississippi 38621	Safe Deposit Boxes
662-382-5215

Tunica Branch	1262 East Edwards Street	Loans, Deposits, Cash,
	Tunica, Mississippi 38676	Safe Deposit Boxes, ATM,
	662-363-2311	Drive-thru

Robinsonville Branch	11490 Old Highway 61 North	Loans, Deposits, Cash,
	Robinsonville, Mississippi 38664	Safe Deposit Boxes, ATM,
	662-363-5015	Drive-thru

Hernando Branch	985 East Commerce Street	Loans, Deposits, Cash,
	Hernando, Mississippi 38632	Safe Deposit Boxes, ATM,
	662-449-4115	Drive-thru

Pope Branch	7024 Highway 51 North	Deposits, Cash, ATM,
	Pope, Mississippi 38658	Drive-thru
662-578-5650

Southaven Branch	3035 Church Road East	Loans, Deposits, Cash,
	Southaven, Mississippi 38672	Safe Deposit Boxes, ATM,
	662-893-3243	Drive-thru

Sardis Express Branch	610 East Lee Street	Deposits, Cash, ATM,
	Sardis, Mississippi 38666	Drive-thru
662-487-1895

Goodman Road Branch	5028 Goodman Road	Loans, Deposits, Cash,
	Olive Branch, Mississippi 38654	Safe Deposit Boxes, ATM,
	662-890-1043	Drive-thru

Barton Branch	4417 Highway 302	Loans, Deposits, Cash,
	Olive Branch, Mississippi 38654	Safe Deposit Boxes, ATM,
	662-890-4670	Drive-thru

Trust and Financial Services	275 Highway 6 West	Investment Planning &
Branch	Batesville, Mississippi 38606	Management, Personal Trusts,
	662-563-9311	Corporate Trusts, Pension &
Profit-Sharing Plans, IRA's,
Paying Agent Accounts

First Security Bank owns its main office and all of its branch offices, except the Express Branch.  The Express Branch was leased for an annual rent of $10,200 in 2009.  This ground lease agreement had an option to renew which was exercised in 2007.  Under the renewal, the Bank is committed to an annual rent of $10,200 for 2010 through 2012.  The main office facility, originally occupied in 1973, is used solely by Security Capital Corporation and First Security Bank.  This facility contains approximately 21,300 square feet and houses the executive offices and the operations department as well as providing the customer area for cash, deposit, safe deposit and loan transactions.  The other branch buildings range in size from approximately 600 square feet for the Express Branch to 7,000 square feet for the Hernando, Olive Branch, and Southaven locations.

ITEM 3.  LEGAL PROCEEDINGS

First Security Bank is the defendant in a case styled Amy French, individually, and Austin Lenard, a minor, by and through His Next Friend and Mother, Amy French vs. First Security Bank and Joshua Hawkins, Cause No. 2002-327-BB, filed on December 17, 2002, in the Circuit Court of the Second Judicial District of Panola County, Mississippi. The case involves an accident that occurred when a First Security Bank employee traveling in his personal vehicle to service an ATM was involved in an automobile accident.  The pregnant occupant of the other vehicle gave birth later that day.  The claims in the lawsuit are that the mother and child are experiencing permanent and continuing injuries, and the plaintiffs ask for compensatory damages in the amount determined to be fair by the jury.  At December 31, 2009, the legal proceedings had not been resolved.  However, an analysis by legal counsel anticipates possible awards to the claimants to be within the insurance coverage with no potential loss to the Bank and closure of the case is dependent on forthcoming medical documentation on status of claimants.

From time to time First Security Bank is a defendant in various other lawsuits arising out of the normal course of business.  In the opinion of management, the ultimate resolution of this category of claims should not have a material adverse effect on Security Capital Corporation’s consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reserved

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Value

There is no public trading market for the common stock of Security Capital Corporation.  The articles and bylaws of Security Capital Corporation give Security Capital Corporation a right of first refusal to acquire shares when a shareholder wishes to sell stock.
Dividends

Security Capital Corporation paid an annual cash dividend of $.50 per share in 2009 and 2008.  The primary source of funds for dividends paid by Security Capital Corporation to its shareholders is the dividend income received from First Security Bank. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. Under Mississippi law, the payment of dividends by First Security Bank must be approved by the Mississippi Department of Banking and Consumer Finance. The FDIC also has the authority to regulate the payment of dividends and to prohibit a regulated depository institution from engaging in what, in such agency’s opinion, constitutes an unsafe or unsound practice for conducting business. Depending upon the financial condition of the depository institution, payment of dividends could be deemed to constitute such an unsafe or unsound practice. In addition, a depository institution may not pay a dividend or otherwise make a capital distribution if the payment thereof would cause such institution to fail to satisfy its capital requirements.

At December 31, 2009, there were 834 stockholders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Five Year Financial Summary

The following table sets forth certain financial information for Security Capital Corporation on a consolidated historical basis. Such information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes appearing elsewhere in this report.

Security Capital Corporation
Table 1 - Five Year Financial Summary

	12/31/2009	12/31/2008	12/31/2007	12/31/2006	12/31/2005
	(In thousands except per share data and other financial data)
Income Statement Data:
Interest Income	$ 21,067	$ 27,071	$ 34,133	$ 30,586	$ 24,458
Interest Expense	5,373	8,993	13,699	11,523	6,907
Net Interest Income	15,694	18,078	20,434	19,063	17,551
Provision for Loan Losses	3,911	10,456	1,155	965	1,440
Net Interest Income After Provision	11,783	7,622	19,279	18,098	16,111
Noninterest Income	6,624	7,748	6,849	6,926	6,151
Noninterest Expenses	18,137	16,029	15,538	14,435	12,948
Income (loss) Before Income Taxes	270	(839)	10,590	10,589	9,314
Income Tax Expense (Benefit)	(528)	(1,022)	3,155	3,349	2,707
NET INCOME	798	183	7,435	7,240	6,607
Preferred Dividends	585	-	-	-	-
Net income applicable to
common shareholders	213	183	7,435	7,240	6,607
Per Share Data:
Basic net Income – per common share*	.07	.06	2.58	2.51	2.29
Cash Dividends*	.50	.50	1.00	0.95	0.91
Book Value*	25.24	19.42	19.76	18.05	16.39

Other Ratios (%):
Return on Average Assets	.04	.04	1.54	1.58	1.57
Return on Equity	.32	.31	13.44	14.36	14.16
Loans to Deposits	69.52	86.82	88.28	89.08	83.98
Loans to Total Assets	54.26	67.11	72.02	71.27	68.36
Equity Capital to Total Assets	14.81	12.10	11.95	11.34	10.83
Average Equity to Average Assets	14.08	12.15	11.43	10.99	11.12
Dividend Payout Ratio	676.79	787.58	38.76	37.90	39.52

Other Financial Data:
Cash Dividends Declared	$1,441,555	$1,441,280	$2,881,809	$2,743,770	$2,611,400
Weighted Average
Outstanding Common Shares	2,883,159	2,882,332	2,881,934	2,880,487	2,879,059

* The per share information is based upon the retroactive effect of the stock dividends for the period.
The per share data being reflected was derived using the weighted average number of outstanding shares at
December 31, 2009 as the denominator. (The weighted average number of outstanding shares at December
31, 2008 was 2,883,159.) For example, the cash dividends per share was determined by dividing the amount of dividends by 2,883,159.
	12/31/2009	12/31/2008	12/31/2007	12/31/2006	12/31/2005
	(In thousands except other data)
Balance Sheet Data:
Total Assets	$ 491,372	$ 462,485	$ 476,530	$ 458,329	$ 435,876
Earning Assets	403,751	395,077	425,879	398,824	381,794
Investment Securities AFS	109,466	69,890	66,160	61,028	78,949
Investment Securities HTM	14,759	5,375	7,235	7,850	2,047
Other Securities	2,223	2,218	2,024	2,250	1,456
Loans - Net	262,259	306,678	338,460	322,324	294,046
Allowance for Loan Losses	4,352	3,675	4,729	4,334	3,899
Total Deposits	383,500	357,483	388,733	366,699	354,766
Savings Deposits	26,830	27,731	26,897	30,553	30,349
Time Deposits	148,746	145,899	175,805	156,692	129,057
Long-Term Borrowings	26,910	28,657	22,082	11,937	12,991
Shareholders' Equity	72,780	55,979	56,939	51,984	47,187

Average Balances:
Total Assets	477,345	482,066	472,756	450,822	419,569
Earning Assets	400,451	422,877	420,609	397,929	371,856
Securities	87,609	78,734	72,399	78,309	93,077
Total Loans	286,433	334,576	340,689	315,468	271,323
Allowance for Loan Losses	4,141	4,963	4,612	4,281	3,727
Savings Deposits	26,512	28,442	29,932	31,363	29,420
Time Deposits	144,736	162,006	168,032	144,549	117,127
Long-Term Borrowings	29,989	29,742	16,291	12,450	11,766
Shareholders’ Equity	67,539	56,228	52,990	50,414	46,665

Other Data:
Number of Employees	186	189	190	190	182

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Application of Critical Accounting Policies

Release 33-8098 requires the Company to disclose any accounting estimates based on highly uncertain data and any material impact from adopting an accounting standard or policy.

The primary area in which there is uncertainty is the potential losses in the loan portfolio.  In this area, an estimate is derived from an analysis of the loan portfolio and the Allowance for Loan Losses of the loans and the loan types that pose a risk of being a future loss.  To prepare for the potential loss, an increase will be made to the loan loss reserve, if needed, for the inclusion of the balances or a percentage of the balances of the identified risks in the loan portfolio. With the need to increase the Allowance for Loan Losses, an increase will occur in bad debt expense or the Provision for Loan Losses expense which ultimately lowers the net income which is reflected on the Income Statement.  In addition, the building up of the Allowance for Loan Losses results in a decrease in the total assets reflected on the balance sheet by the decrease in the net loan portfolio.  The amount expensed - which is a non-cash transaction - for the accounting period will be an adjustment on the Statement of Cash Flows.   For future periods, the effect on the income statement and the balance sheet will be dependent on the amount of loan charge offs and the strength of the loan portfolio for the accounting period.  If charge offs decrease and the analysis of the loan portfolio and the Allowance for Loan Losses determines no additional provisions are required, the decrease of the accrual estimate will boost income and net assets.   See “Allowance and Provision for Loan Losses” for more details.

Management's Discussion and Analysis of Financial Condition and Results of Operations
For the Years Ended December 31, 2009, 2008, and 2007

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

Results of Operations

Overview

Security Capital Corporation earned $798 thousand of which $213 thousand or $.07 per share was available for common shareholders for 2009, $183 thousand or $.06 per share for 2008, and $7.4 million or $2.58 per share for 2007 representing a decrease of $7.2 million or $2.51 per share for the period from year 2007 through year 2009 for common shareholders.  The changes reflected in 2007 are due to the general growth of the banking operation and the effective management of the assets and liabilities.  In 2008 and 2009, the substantial change in the earnings is primarily due to the downturn in the economy that has greatly affected the overall banking industry.

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

The decrease in net interest income in 2009 as compared to 2008 is due to a continuing decrease in loans and loan interest rates.

The following table sets forth the major components of interest earning assets and interest-bearing liabilities for three consecutive years ended December 31, 2009.  In the table below, the loan interest includes loan fees and the interest on securities considers discount accretion and premium amortization.

Security Capital Corporation
Table 2 - Average Balances; Interest Earned and Interest Yields
(in thousands)
	Years ended December 31,
	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yields	Balance	Interest	Yields	Balance	Interest	Yields
Assets:
Interest-Earning Assets:
Securities	85,672	3,515	4.10	78,188	3,712	4.75	72,654	3,403	4.68
BV to MV	1,937			546			-255
Total Securities	87,609	3,515	4.01	78,734	3,712	4.71	72,399	3,403	4.70

Loans
Commerical/Agricultural	218,744	12,446	5.69	262,136	17,039	6.50	265,654	23,637	8.90
Consumer/Installment	62,594	4,743	7.58	66,761	5,702	8.54	69,374	6,218	8.96
Mortgage	150	12	8.00	232	19	8.19	338	34	10.06
Other Personal Loans	4,945	217	4.39	5,447	303	5.56	5,323	394	7.40
Total Loans	286,433	17,418	6.08	334,576	23,063	6.89	340,689	30,283	8.89

Other Investments
CDs with Other Banks	257	7	2.72	198	10	5.05	198	8	4.04
Federal Funds Sold	20,782	47	0.23	3,503	89	2.54	2,903	139	4.79
FHLB Account/Other	5,370	80	1.49	5,866	197	3.36	4,420	300	6.79
Total Other	26,409	134	0.51	9,567	296	3.09	7,521	447	5.94

Total Earning Assets	400,451	21,067	5.26	422,877	27,071	6.40	420,609	34,133	8.12

Noninterest Earning Assets:

Allowance for Loan Losses	-4,141			-4,963			-4,612
Fixed Assets	27,361			23,145			20,834
Other Assets	36,301			24,245			18,912
Cash and Due Froms	17,373			16,762			17,013

Total Noninterest Earning Assets	76,894			59,189			52,147

Total Assets	477,345			482,066			472,756

Liabilities & Shareholders' Equity

Interest-Bearing Liabilities
Deposits:
Interest-Bearing DDA	140,946	981	0.70	135,517	1,767	1.30	135,369	3,732	2.76
Savings Deposits	26,512	92	0.35	28,442	201	0.71	29,932	456	1.52
Time Deposits	144,736	3,043	2.10	162,006	5,651	3.49	168,032	8,171	4.86

Total Interest-Bearing Deposits	312,194	4,116	1.32	325,965	7,619	2.34	333,333	12,359	3.71

Borrowed Funds
Short-Term Borrowings	723	2	0.28	2,314	45	1.94	3,252	181	5.57
FHLB Advances- Short/Long-Term	29,989	1,255	4.18	31,614	1,329	4.20	20,458	1,159	5.67

Total Borrowed Funds	30,712	1,257	4.09	33,928	1,374	4.05	23,710	1,340	5.65

Total Interest-Bearing Liabilities	342,906	5,373	1.57	359,893	8,993	2.50	357,043	13,699	3.84

Non-Interest-Bearing Liabilities
Non-Interest-Bearing Deposits	59,201			59,544			57,067
Other Liabilities	7,699			6,401			5,656

Shareholders' Equity	67,539			56,228			52,990

Total Liabilities & Shareholders' Equity	477,345			482,066			472,756

Net Interest Income &
Interest Rate Spread		15,694	3.69		18,078	3.90		20,434	4.28

Net Interest Margin			3.92			4.28			4.86

The following table sets forth net interest earning assets and liabilities for 2009, 2008 and 2007.

Table 3 - Net Interest Earning Assets
(in thousands)

	2009	2008	2007

Average Interest
Earning Assets	$400,451	$422,877	$420,609

Average Interest
Bearing Liabilities	342,906	359,893	357,043

Net	$57,545	$62,984	$63,566

Table 3A  - Volume/Rate Analysis depicts the dollar effect of volume and rate changes from 2007 to 2009.  Variances which were not specifically attributable to volume or rate were allocated proportionately between rate and volume using the absolute values of each for a basis for the allocation.  Non-accruing loans were included in the average loan balances used in determining the yields.

Table 3A - Volume/Rate Analysis
(in thousands)

	2009 Change from 2008			2008 Change from 2007
	Volume	Rate	Total	Volume	Rate	Total

INTEREST INCOME (excluding fees):

Loans	-2,935	-2,710	-5,645	-421	-6,799	-7,220

Investment Securities	347	-544	-197	352	-43	309

Other	84	-246	-162	63	-214	-151

Total Interest Income	-2,504	-3,500	-6,004	-6	-7,056	-7,062

INTEREST EXPENSE:

Interest-Bearing
Demand Deposit Accounts	34	-820	-786	2	-1,976	-1,974

Savings Deposits	-7	-102	-109	-11	-242	-253

Time Deposits	-362	-2,246	-2,608	-210	-2,191	-2,401

Borrowed Funds	-131	14	-117	380	-458	-78

Total Interest Expense	-466	-3,154	-3,620	161	-4,867	-4,706

NET INTEREST INCOME	-2,038	-346	-2,384	-167	-2,189	-2,356

Non-Interest Income and Non-Interest Expense

Non-interest expense increased by 4.32% from 2007 to 2008 and increased by 11.89% from 2008 to 2009.
Increases in non-interest in 2009 are attributable to the increase in FDIC assessments from $362 thousand to $1.1 million.  In 2009, a small increase was experienced in salaries and employee benefits which, prior to 2008, an increase annually was normally in a range from 3% to 7% depending on the profits and the attainment of performance goals.  In 2009, the effect of the profits of the entity can again be seen in the small increase in salaries and employee benefits.  The effects of the economy can also be seen in the increase of professional fees from $440 thousand in 2008 to $939 thousand in 2009.

 For 2007, non-interest income reflects the recognition of other-than-temporary loss of $448,000 in the available-for sale securities and an increase of $560,000 in service charges.  2008 reflected an increase of $435,000 in the sale of other real estate.  For 2009, service charge income decreased from 2008 and the losses on sale of assets exceeded the gains.

The following table provides details on non-interest income and expense for the years ended December 31, 2007 through 2009.

Table 4 - Non-Interest Income and Expense
(in thousands)

	2009	2008	2007
Non-Interest Income:
Trust Department Income	$814	$752	$1,068
Service Charges: Deposits	4,826	5,172	5,152
Other Operating Income	984	1,824	629

Total Non-Interest Income	6,624	7,748	6,849

Non-Interest Expense:
Salaries & Employee Benefits	10,456	10,227	10,141
Occupancy Expense	2,447	2,475	2,302
Other Operating Expense	5,234	3,507	3,095

Total Non-Interest Expense	18,137	16,209	15,538

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

Financial Condition

Loans

The loan portfolio constitutes the major earning asset of Security Capital Corporation and in the opinion of management offers the best alternative for maximizing interest spread above the cost of funds.   Real Estate Loans and Commercial Loans comprise the largest segment of the loan portfolio.  Commercial loans which bear a higher degree of risk comprise 6.33% of the loan portfolio at December 31, 2009.  Agricultural loans, another type of loan that carries a higher degree of risk, are only 1.72% of the loan portfolio at December 31, 2009.

Authorization of Loans

The Board of Directors of the Corporation has approved guidelines and policies specific for each type loan. These guidelines are followed under the direction of the President and the Senior Loan Administrators.  All loans made above $25,000 will be presented by the officer originating the loan to a loan committee comprised of other officers and directors for a review of the maker(s), repayment ability, source of repayment, type and sufficiency of collateral and length of repayment.  The loans reviewed are compiled into a report certifying that the loans have been made in accordance with the Board approved policies and principles.  This periodic report is submitted to the Directors Loan Committee for review and then ratified at the next scheduled meeting.    Each loan officer has an individual lending limit (not to exceed the legal limit of $250,000) which is awarded based on his or her lending experience and length of service.  Any loan in excess of the loan officer’s limit must be approved prior to consummation by the Senior Loan Administrators, the President or the Board of Directors or by a combined lending authority with another loan officer.  All loans or lines of credit over $250,000 must be pre-approved by the Directors’ Loan Committee.

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

The following table reflects outstanding balances by loan type for the past five years.

Table 5 - Loans by Type
(in thousands)

	2009	2008	2007	2006	2005
Commercial, Financial & Agricultural	$30,580	$44,752	$39,135	$38,349	$30,826
Real Estate - Construction & Development	69,797	96,049	124,714	105,545	86,404
Real Estate - Mortgage	142,917	144,647	151,998	153,525	149,602
Installment Loans to Individuals	20,702	22,999	24,624	26,858	28,833
Other	2,615	1,906	2,718	2,381	2,280

Total Loans	$266,611	$310,353	$343,189	$326,658	$297,945

The following table reflects the maturity schedule or repricing frequency of all loans that will reprice or mature within one year.

Table 6 - Loan Liquidity
(in thousands)

	Within	1 thr 5	Over
Loans That Will Reprice or Will Mature:	1 Year	Years	5 Years	Total
Allocation by Maturity Date:
Commercial, financial and agriculture loans	$20,671	$9,450	$459	$30,580
Construction and development	56,151	12,997	649	69,797
Total	76,822	22,447	1,108	100,377

Repricing frequency of loan types above:
Fixed Rate	24,749	16,572	346	41,667
Variable Rate	52,073	5,875	762	58,710

Total	76,822	22,447	1,108	100,377
Percent of Total	76.54%	22.36%	1.10%	100.00%

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

Security Capital Corporation
Table 7 - Allowance for Loan Losses
(in thousands)
	2009	2008	2007	2006	2005
Balance at
Beginning of Year	$3,675	$4,729	$4,334	$3,899	$3,598

Loans Charged-Off
Commercial, Financial & Agricultural	303	107	92	105	250
Real Estate - Construction & Development	1,452	8,959	202	35	20
Real Estate - Mortgage	987	683	76	44	313
Installment Loans to Individuals	1,070	2,255	2,025	1,017	971
Other	517	1,871	5	13	63
Total Charge-Offs	4,329	13,875	2,400	1,214	1,617

Charge-Off Recovered
Commercial, Financial & Agricultural	69	17	10	8	23
Real Estate - Construction & Development	44	510	11	4	-
Real Estate - Mortgage	94	59	27	21	49
Installment Loans to Individuals	837	1,778	1,591	648	383
Other	51	1	1	3	23
Total Recoveries	1,095	2,365	1,640	684	478

Net Charge-Offs	3,234	11,510	760	530	1,139

Current Year Provision	3,911	10,456	1,155	965	1,440

Balance at End of Year	$4,352	$3,675	$4,729	$4,334	$3,899

Loans at End of Year (Net of Allowance)	$262,259	$306,678	$338,460	$322,324	$294,046

Ratio: Allowance to Loans	1.66%	1.20%	1.40%	1.34%	1.33%

Average Loans	$286,433	$334,576	$340,689	$315,468	$271,323

Ratio: Allowance to Average Loans	1.52%	1.10%	1.39%	1.37%	1.44%

Ratio: Net Charge-Offs to Average Loans	1.13%	3.44%	0.22%	0.17%	0.42%

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

Table 8 - Nonperforming Assets
(in thousands)
	2009	2008	2007	2006	2005
Loans:
Non-accrual	$15,244	$3,271	$1,043	$819	$15

90 Days+ Past-Due	12	3,616	1,725	1,489	786

Total Nonperforming Loans	15,256	6,887	2,768	2,308	801
As % of Total Loans	5.72%	2.22%	0.81%	0.71%	0.27%

Other Real Estate	20,770	14,046	716	365	558
As % of Total Loans	7.79%	4.53%	0.21%	0.11%	0.19%

Allowance for loan losses	4,352	3,675	4,729	4,334	3,899

Loan Charge-Offs	4,329	13,875	2,400	1,214	1,617

Total Loans	266,611	310,353	343,189	326,658	297,945

The consolidated allowance for loan losses reflected in Table 7 are the balances remaining after the charge-offs for the year.

The loan portfolio contained $15.24 million in non-accrual loans represented by135 loans and an aggregate of $12 thousand of 90 days past due and over as of December 31, 2009.   If the non-accrual loans had been performing loans during the 2009 period, interest income would have shown an addition of $488 thousand.  Loans of 90 days and over past due are automatically classified as nonaccrual loans unless collectibility is expected.  The interest income recognized in 2009 for the loans classified as 90 days and over past due at December 31, 2009, was nominal.

Potential Problem Loans

As of December 31, 2009, loan management had not identified any loans requiring greater than  normal supervision other than the loans in the categories of Watch, Substandard and Doubtful indicated below.  Analysis of possible workout plans does not anticipate any deficiency.  The actual deficiency depends on the market for the equipment and real estate at the time of disposal.

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

All watch list loans are subject to additional scrutiny and monitoring.  Security Capital Corporation’s policies require loan officers to identify borrowers that should be monitored in this fashion and believe this process ultimately results in the identification of problem loans in a more timely fashion.  At December 31, 2009, Security Capital Corporation in its allowance for loan losses analysis classified $6,802,000 with a rating of Substandard, and $28,475,000, grouped for impaired analysis, of which $10,667,000 needed no allowance and $17,808,000 required an allowance of $1,962,000.

All other real estate is carried by Security Capital Corporation at the lower of cost or market value less costs to dispose.  Any normal expense of holding the other real estate is expensed as incurred.  Expenditures occurring from  other real estate that are substantial or that extends the life of the asset are capitalized.

An analysis of the loan portfolio and the allowance for loan losses is conducted on a quarterly basis by loan review analyst personnel, the President and loan administrators.  This analysis is approved by the Board of Directors to insure that the bank is protected against any potential and/or unexpected loan losses.  To arrive at the proper grades or classifications needed in the allowance for loan losses analysis, each loan officer reviews each loan in his or her portfolio.  The review process will include consideration of the payment history of the customer, bankruptcy status, and stimuli in the economy or in the area that may affect the future cash flow of the customer.  The loan officer and/or the senior loan administrator will grade the loan as exceptional, satisfactory, watch, substandard or doubtful.  This quarterly review and grading process is conducted on an ongoing basis to identify the loans that are non-performing as well as loans that no longer require an allocation in the loan loss reserve.  The required allowance will fluctuate from quarter to quarter due to the loan portfolio performance being monitored.

The composition of the allowance for loan losses is based on the risk elements in the loan portfolio.  Loans with the highest risk are graded doubtful.  These would be loans that have been restructured due to poor payment performance, insufficient collateral to support the loan balance, non-accrual loans and loans that have been modified due to a change in the financial condition of the borrower to such an extent that a loss would most normally be expected.  Loans with the second highest risk are graded substandard.  These loans normally portray extremely weak credit with a potential for either partial or total loss which must be recognized.  With these loans, legal action is anticipated with the debt not being retired through liquidation of the collateral. The next risk level is the loans that are considered to be on the “watch” list.  These loan customers display inadequate financial strength or credit to provide loan management with the assurance that they will meet the scheduled repayment plan.  Loan customers who have filed bankruptcy present a high risk due to likelihood that the payment plan may not be re-affirmed.  Due to the type of collateral or lack of collateral, consumer loans without real estate are considered another area of risk requiring a higher allowance.

Table 8A - Allocation of the Allowance for Loan Losses
(Dollars in thousands)
	At December 31
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Balance	Percent	Balance	Percent

Commercial, Financial
& Agricultural	$861	19.78%	$367	9.99%	$547	11.57%	$590	13.61%	$401	10.28%

Real Estate - Construction
& Development	1,787	41.06%	2,029	55.21%	1,758	37.18%	913	21.07%	865	22.19%

Real Estate - Mortgage	1,500	34.47%	1,037	28.22%	1,558	32.95%	1,922	44.35%	1,906	48.88%

Installment Loans
to Individuals	123	2.83%	240	6.53%	770	16.29%	460	10.61%	575	14.75%

Other Loans	81	1.86%	2	0.05%	95	2.01%	413	9.53%	152	3.90%

Unallocated	-	-	-	-	-	-	36	0.83%	-	-

Total Loans	$4,352	100.00%	$3,675	100.00%	$4,728	100.00%	$4,334	100.00%	$3,899	100.00%

Note:  Percent in the above table represents the amount represented by the loan type in the loan portfolio.

The allowance is based on regular, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowances for identified problem loans. The portfolio is segregated into nine various rating codes based on a risk analysis of the portfolio prepared by management.  Loss factors are based both on our loss experience as well as on significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

The appropriateness of the allowance is reviewed by management based upon our evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in delinquencies, nonperforming loans and foreclosed assets expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan.  Management reviews these conditions quarterly. To the extent that if any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment.

The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

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

The allowance for loan losses at December 31, 2007 reflects an increase of $395 thousand from December 31, 2006.  The difference chiefly results from the allocation for construction and development real estate loans.  This allocation increased from 2006 to 2007 by $845 thousand and is primarily due to an increase in the advances for the loan type and the increase in the allocation percentage caused by the present inherent risks in this type of lending.  In the same analysis of risks and of balance levels, the allocation for the following loan types dropped during 2007: commercial, financial and agricultural loans; and mortgage loans.

At December 31, 2008, the allowance for loan losses reflects a decrease of approximately $1 million from December 31, 2007.   The decrease can be attributed to the decrease in the total loan portfolio as well as a substantial decrease in the high risk loan areas – such as commercial real estate, nonfarm nonresidential properties and construction.  The decrease can be supported by conservative lending in a failing real estate market as well as the realization of losses on existing loans.

At December 31, 2009, the allowance for loan losses reflects an increase of $677 thousand from December 31, 2008.  The increase is a normal variance stemming from the analysis of the loan portfolio, which heavily concentrates on the collectability, cash flows, meeting contract obligations and sufficiency of collateral on impaired loans.

In 2007, the loan charge offs and loan recoveries increased significantly.  The significant increase in loan charge-offs can be credited to installment loans to individuals.  The charge-offs for the classification of installment loans to individuals – which includes charged-off overdrafts – increased from $1.0 million to $2.0 million from 2006 to 2007.

The 2008 and 2009 activity in the allowance for loan losses reflects the state of the economy and the condition of the real estate market.  The allowance was charged in 2009 with approximately $1.5 million due to declining values in collateral and poor customer performance in loans primarily for construction and development in real estate.  In 2008, the allowance was charged $9 million for this type loan.  In 2009, approximately $1.1 million was charged to the allowance for consumer loans, of which the majority of the charges were due to losses from overdrafts on deposit accounts.  In 2008, $2.3 million was charged to the allowance for consumer loans.  Recoveries in 2008 and 2009 in the consumer loans totaled approximately $2.4 million and $1.1 million, respectively.

 The ratio of the Allowance for Loan Losses to Loans for the years presented reflects a range from a low of 1.20% in 2008 to a high of 1.66% in 2009.

Securities
Securities are identified as either Available-for-Sale, Held-to-Maturity or Other Securities.   Securities held to maturity are those securities which Security Capital Corporation has both the intent and the ability to hold to maturity and are reported at the amortized cost.  Securities available-for-sale are those securities which Security Capital Corporation may decide to sell if needed for liquidity, asset/liability management or other reasons.  Securities that are available-for- sale are reported at market value with the unrealized gains or losses included as a separate component of equity, net of tax.  Other securities are carried at cost and are investments in FHLB, First National Banker’s Bankshares and Federal Agricultural Mortgage Corporation.

Table 9 - Securities
(in thousands)
	2009	2008	2007	2006	2005
Securities Available-for-Sale
U. S. Agencies	$21,258	$1,075	$1,536	$5,441	$11,175
Mortgage Backed	40,223	37,534	34,452	20,915	20,872
State, Municipals & Other	47,985	31,281	30,172	34,672	46,902

Total Securities AFS	109,466	69,890	66,160	61,028	78,949

Securities Held-to-Maturity
U. S. Agencies	9,614	-	-	-	-
State, Municipals & Other	5,145	5,375	7,235	7,850	2,047

Total Securities HTM	14,759	5,375	7,235	7,850	2,047

Other Securities
Equities	2,223	2,218	2,024	2,250	1,456

Total Securities	$126,448	$77,483	$75,419	$71,128	$82,452

The security portfolio is composed of U. S. Treasury securities, U. S. Agency securities, State and Municipal securities - both tax-exempt and taxable, equities, and mortgage-backed securities.

Table 10
Securities & Repricing Schedule
For 12/31/2009
(in thousands)

	1 Year	After 1 Year	5 to 10	Over
	and Less	Thru 5 Years	Years	10 Years
Agencies
Fair Value	$-	$1,510	$6,595	$13,146
Book Yield	-	3.930	2.853	3.590

Taxable Municipals
Fair Value	26	135	637	1,858
Book Yield	4.391	4.697	4.287	5.280

Municipals
Fair Value	4,871	26,979	12,320	15,939
Book Yield	4.105	4.208	4.902	6.463

Equity-FHLB	-	-	-	1,723
Book Yield	-	-	-	5.080

Other Securities	6	-	-	500

MBS
Fair Value	-	72	1,408	38,743
Book Yield	-	5.719	2.574	4.951

Total Fair Values	4,903	28,696	20,960	71,909
Weigh Bk Yields	4.101	4.199	4.082	5.014

Table 11
Securities Weighted Maturity and Tax Equivalent Yield by Classification
December 31, 2009

		Weighted
	Weighted	Tax-Equivalent
	Maturity	Yield

U. S. Agencies	12.38	2.753%
Mortgage Backed	3.04	4.869%
Taxable Municipals	11.87	5.002%
Tax-Exempt Municipals	5.19	4.664%

Total Securities Portfolio	6.483%	4.248%

The weighted tax-equivalent yields reflected in the table above were calculated using amortized costs and a tax rate of 34%.

The securities portfolio carries varying degrees of risk.  Investments in U. S. Treasury and U. S. Agency securities have little or no credit risk.  Mortgage-backed securities are substantially issues of federal agencies.  Obligations of states and political subdivisions are the areas of highest potential credit exposure in the portfolio.  This risk is minimized through the purchase of high quality investments.  When purchased, obligations of states and political subdivisions and corporate bonds must have a credit rating by Moody’s or Standard and Poor’s of “A” or better.  The risk of non-rated municipal bonds is minimized by limiting the amounts invested in local issues. Management believes the non-rated securities are of high equality.  No securities of an individual issuer exceeded 10% of Security Capital Corporation’s shareholders’ equity as of December 31, 2009.  Security Capital Corporation does not use off-balance sheet derivative financial instruments as defined in FASB Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging.”

The securities investment was increased as investment decisions favored securities investments when adequate loan funding was maintained.  In 2009, the investment in securities increased by $49.0 million due to a decrease in loans.

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

Table 12 - Deposit Information
(in thousands)
	2009		2008		2007		2006		2005
	Average	Avg	Average	Avg	Average	Avg	Average	Avg	Average	Avg
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest- Bearing
Demand	$58,940		$59,286		$56,816		$58,635		$57,954
Savings	261		258		251		242		245
Interest-bearing
Demand	140,946	0.70	135,517	1.30	135,369	2.76	132,447	2.65	145,036	1.70
Savings	26,512	0.35	28,442	0.71	29,932	1.52	31,363	1.50	29,420	1.18
Time Deposits	144,736	2.10	162,006	3.49	168,032	4.86	144,549	4.27	117,127	2.86
	$371,395		$385,509		$390,400		$367,236		$349,782

Table 13 - Maturity Ranges of Time Deposits
With Balances More Than $100,000
As of December 31, 2009
(in thousands)

3 Months or Less	$23,719
Over 3 Months thru 6 Months	16,628
Over 6 Months thru 12 Months	20,361
Over 12 Months	6,870
$67,578

Security Capital Corporation in its normal course of business will acquire large certificates of deposit (time deposits), generally from public entities that exhibit a variety of maturities.  These funds are acquired on a bid basis and are considered to be part of the deposit base of Security Capital Corporation.

Borrowings

Aside from the core deposit base and large denomination certificates of deposit mentioned above, the remaining funding sources include short-term and long-term borrowings.  As of December 31, 2008, Security Capital Corporation’s short-term borrowings consisted of approximately $1.3 million of the Treasury Tax and Loan open-end note and $4,000,000 of the $32,657,000 borrowed from the Federal Home Loan Bank.  As of December 31, 2009, short-term borrowings were composed of $1.0 million of the Treasury Tax and Loan open-end note and $1,000,000 of the $27,909,000 borrowed from the Federal Home Loan Bank.  Security Capital Corporation foresees short-term borrowings to be a continuing source of liquidity and will continue to use these borrowings as a method to fund short-term needs.

At the end of 2008 and 2009, Security Capital Corporation had long-term debt in the amount of $28,657,000 and $26,909,000, respectively.  Scheduled principal payments of $1,782,000 are due to the Federal Home Loan Bank in 2010.  The rates on the debt with Federal Home Loan Bank as of December 31, 2009, ranged from 2.568% to 5.810% with the maturities ranging to 2032.  The maximum month-end balance during 2009 with Federal Home Loan Bank occurred at the beginning of 2009 with the balance of $36,657,000.  For 2009, the average outstanding long-term balance was $27,422,000 for debt with Federal Home Loan Bank.

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

Security Capital Corporation addresses short–term liquidity from both an asset liquidity and a liability liquidity viewpoint.  Short-term asset liquidity is provided by money market assets, the investment portfolio, and readily saleable bank assets.  Short-term liability liquidity is measured by the liabilities considered to be more volatile in nature and more likely to be sensitive to changes in interest rates.  Short-term liquidity is monitored through the asset/liability reports in a measure of a coverage ratio and a crisis coverage ratio.  These ratios measure the ability of the bank to raise cash quickly and how many times this cash will cover volatile liabilities.  For December 31, 2009, the coverage ratio was 7.66.  Of this ratio, the calculated reserves or the source for cash was $220.6 million which would be needed to meet the demand of the identified volatile liabilities and unused loan commitments of $22.6 million and $6.2 million, respectively.  The crisis ratio looks at the coverage of volatile liabilities under a scenario where cash is needed immediately.  The crisis ratio for December 31, 2009, was 3.39. The identified reserves for a crisis ratio totaled $180.0 million and the volatile liabilities and unused loan commitments totaled $52.9 million.  Additionally, the bank monitors liquidity by looking at the ratio of cash and short-term investments versus non-core funding.  The liquidity ratio for December 31, 2009, was in compliance with the policy limit of 15% with a ratio of 39.33%.  This ratio measures the net cash and short-term marketable assets of $112.2 million to the net deposits and short-term liabilities of $285.2 million. The Corporation’s dependency ratio of        -12.63% was in compliance with the policy ratio of 20.0% at December 31, 2009.  This ratio measures the net volatile liabilities to the earning assets less short-term investments.

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

At December 31, 2009, the Company had outstanding loan origination commitments and unused commercial and commercial and retail lines of credit of $20.7 million.  Letters of credit commitments totaling $10.5 million consisted of financial standby letters of credit of $6.1 million, performance standby letters of credit of $1.3 million and commercial letters of credit of $3.1 million.  We anticipate that we will have sufficient funds available to meet current origination and other lending commitments.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of securities, sale of loans and/or the temporary curtailment of lending activities.  Certificates of deposit that are scheduled to mature within one year totaled approximately $118 million at December 31, 2009.  We expect to retain a substantial majority of these certificates of deposit.

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

Gap Analysis is the analytical tool that places maturing and repricing assets and liabilities into time buckets tomeasure the short- and long-term pricing imbalances for a given period.  The broad guidelines set by Security CapitalCorporation for this measure are set in time frames of three months, six months, and twelve months with a +/- cumulative gap position limit of 30%.    Earnings at Risk (EAR), another analysis tool, is considered management’s best source of managing short-term interest rate risk (in a one-year time frame.)  The EAR variance is the percentage change in net interest income over 12 months relative to the base case scenario (with rates being flat) for a +/- instantaneous parallel movement.   The first limit or level is set at 10% of net interest income which will serve as a warning to management.  The second level of 15% represents a risk earnings and is not acceptable to management.  When this occurs, an explanation of the variance is reported to Asset/Liability Committee and to the Board of Directors with an action plan to decrease the variance.  Among the possible actions are loan sales, use of FHLB borrowings and investment portfolio restructuring.  Economic Value of Equity is the tool for measuring long-term interest rate risk.    This tool measures the long-term safety and soundness of the institution being compromised for the sake of short-term results.  The two limits of Economic Value of Equity are level I designated having a variance of 30-39% and level II designated having a variance of 40% or higher and uses the same concern or action level as for Earnings at Risk.

The analysis performed using December 31, 2009, data projecting for the period ending December 31, 2010, reflected the net interest income at $16.7 million.  Return on Assets and Return on Equity at .41% and 3.63%, respectively, compare to December 31, 2008, actuals at 1.16% and 9.90%, respectively.  The model for December 31, 2009 remains consistently neutral to changes in rates.  In the current model, the net interest margin 4.04 drops to 3.98 in the 200 ramp down and a drop to 4.02 in the down 100 ramp.  For the 200 ramp up and the 100 ramp up, the model reflects an increase to 4.15 for both scenarios .  The Economic Value of Equity increased 10.8% in the up 200 ramp.  The down 200 ramp results in a decrease to net interest income of 15.2% which is well within the policy limit of 30%.  As rates move up or down 100 or 200 basis points, we see a small change in net interest income.  The model shows if rates continue to tighten, the risk to earnings will be minimal.

First Security Bank’s source of funding is predominantly core deposits consisting of both commercial and individual deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, and long-term borrowings from the FHLB.  With the deposit base being diversified between individual and commercial accounts, First Security Bank avoids dependence on large concentrations of funds.  Security Capital Corporation does not solicit certificates of deposit from brokers.  The primary sources of liquidity on the asset side of the balance sheet are federal funds sold and securities classified as available for sale.  Most of the investment securities portfolio are classified in the available-for-sale category and are subject to be sold should liquidity needs arise.

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

Along with the funds provided by operations in 2009, the cash available for use was provided by maturities and paydowns on securities of $23.1 million, a decrease in loans of $30.4 million, an increase of deposits of $26.0 million and the proceeds from the issuance of preferred stock of $17.4 million.  These funds were used to provide for the decrease in federal funds purchased of $8 million, an increase in federal funds sold of $20.6 million, the paying of a cash dividend of $1.4 million, and the purchase of securities of $62.4 million.

Table 14 - Funding Uses and Sources details the main components of cash flows for 2007 thru 2009.

Table 14 - Funding Uses and Sources
(in thousands)
	2009			2008			2007
		Increase			Increase			Increase
	Average	(Decrease)%		Average	(Decrease)%		Average	(Decrease)%
	Balance	Amount	Change	Balance	Amount	Change	Balance	Amount	Change
Funding Uses
Loans	$286,433	$(48,143)	(14.39)	$334,576	$(6,113)	(1.79)	$340,689	$25,221	7.99
Securities*	85,672	7,484	9.57	78,188	5,534	7.62	72,654	(6,332)	(8.02)
Federal Funds Sold	20,782	17,279	493.26	3,503	600	20.67	2,903	1,067	58.12
	392,887	(23,380)	(5.62)	416,267	21	0.01	416,246	19,956	5.04

Funding Sources
Noninterest Bearing Deposits
Demand Deposits	58,940	(346)	(0.58)	59,286	2,470	4.35	56,816	(1,819)	(3.10)
Savings Deposits	261	3	1.16	258	7	2.79	251	9	3.72
Interest Bearing Deposits
Demand Deposits	140,946	5,429	4.01	135,517	148	0.11	135,369	2,922	2.21
Savings Deposits	26,512	(1,930)	(6.79)	28,442	(1,490)	(4.98)	29,932	(1,431)	(4.56)
Time Deposits	144,736	(17,270)	(10.66)	162,006	(6,027)	(3.59)	168,033	23,484	16.25
Borrowings	30,712	(3,216)	(9.48)	33,928	10,218	43.10	23,710	(3,523)	(12.94)
	402,107	(17,330)	(4.13)	419,437	5,326	1.29	414,111	19,642	4.98

Table 15 - Liquidity and Interest Rate Sensitivity reflects interest earning assets and interest-bearing liabilities by maturity distribution.  Product lines repricing in time periods predetermined by contractual agreements are included in the respective maturity categories.

Table 15 - Liquidity; Interest Rate Sensitivity
(in thousands)
As of December 31, 2009

	Less	Over 3 Mos	Over 1 yr	Over
	3 Mos	thru 1 Yr	thru 3 Yrs	3 Yrs	Total
Interest Earning Assets
Loans	$122,524	$62,963	$51,748	$29,376	$266,611
Short-Term Investments	20,846	-	-	-	20,846
Investment Securities	13,704	27,641	29,624	55,479	126,448
Other	-	-	-	6,444	6,444
Total Interest Earning Assets	157,074	90,604	81,372	91,299	420,349

Interest Bearing Liabilities
NOW	19,944	-	5,850	35,582	61,376
Money Market	11,970	-	2,104	12,820	26,894
Savings Deposits	40,284	-	2,550	12,993	55,827
Time Deposits	42,646	75,596	16,220	14,304	148,766
Short-Term Borrowings	-	1,000	-	-	1,000
Long-Term Borrowings	-	-	10,000	16,910	26,910
Total Interest Bearing Liabilities	114,844	76,596	36,724	92,609	320,773

Rate Sensitive Assets (RSA)	157,074	247,678	329,050	420,349	420,349
Rate Sensitive Liabilities (RSL)	114,844	191,440	228,164	320,773	320,773
Rate Sensitive Gap	42,230	14,008	44,648	(1,310)	99,576
Rate Sensitive Cumulative Gap	42,230	56,238	100,886	99,576	99,576
Cumulative % of Earning Assets	10.05%	13.38%	24.00%	23.69%	23.69%
Cumulative % of Total Assets	9.13%	12.16%	21.81%	21.53%	21.53%

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

Income Sensitivity :
Based on simulation modeling at December 31, 2009 and December 31, 2008, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Table 15A - Change in Net Interest Income Over One Year Horizon

	(Dollars in Thousands)
	at December 31, 2009		at December 31, 2008
	Dollar	%	Dollar	%
Changes in Levels of Interest Rates	Change	Change	Change	Change

Increase 2.00%	$479	2.90%	$258	1.50%
Increase 1.00%	446	2.70%	197	1.10%
Decrease 1.00%	(73)	-0.40%	140	0.80%
Decrease 2.00%	(228)	-1.40%	171	1.00%

As of December 31, 2008 and 2009, the neutral status is evident as reflected in the nominal, projected percentage changes, in the ramps, as shown above.

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

Management believes Security Capital Corporation and First Security Bank meet all the capital requirements as of December 31, 2009, as noted below in Table 16 - Capital Ratios, and is well-capitalized under the guidelines established by the banking regulators.  To be well-capitalized, Security Capital Corporation and First Security Bank must maintain the prompt corrective action capital guidelines described above.

Security Capital Corporation paid dividends of $.50 per share for 2008 and 2009.  The dividends  totaled $1,441,555 in 2009 and $1,441,280  in 2008.  The increase in 2009 is due to the decrease in the number of treasury shares.

Table 16 - Capital Ratios
(Dollars in thousands)

	As of December 31,
	2009	2008	2007
Tier 1 Capital

Total Tier 1 Capital	$67,717	$51,597	$53,106

Total Capital
Tier 1 Capital	67,717	51,597	53,106
Allowable Allowance for Loan Losses	4,117	3,675	4,699

Total Capital	71,834	55,272	57,805

Risk Weighted Assets

Net Average Assets	473,289	463,804	480,244

Total Risk Weighted Assets	329,554	357,261	377,859

Risk Based Ratios (%)
Tier 1 Leverage Ratio	14.31	11.12	11.06
Tier 1 Risk Based Capital Ratio	20.55	14.44	14.05
Total Risk Based Capital Ratio	21.80	15.47	15.30

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments. At December 31, 2009, the Company had $20.7 million in unused loan commitments outstanding.  Of these commitments, $2.6 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers.  At December 31, 2009, the Company had, issued and outstanding, $3.1 million in commercial letters of credit, $6.1 million in financial standby letters of credit, and $1.3 million in performance standby  letters of credit.

At December 31, 2009, there was $20 million in a standby letter of credit issued on the Company’s behalf by a Federal Home Loan Bank.  At December 31, 2008, there was $25 million in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. At December 31, 2007, there was $25 million in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. The Company uses these letters of credit as additional collateral on loan participations sold and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon.

 Tabular Disclosure of Contractual Obligations

Tabular Disclosure of Contractual Obligations
(in thousands)

		Payment due by period
		Less than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$27,909	$1,782	$11,676	$3,128	$11,323

Capital Lease Obligations	-	-	-	-	-

Operating Lease Obligations	31	10	21	-	-

Purchase Obligations	-	-	-	-	-

Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP	-	-	-	-	-

Total	$27,940	$1,792	$11,697	$3,128	$11,323

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential of loss arising from adverse changes in interest rates and prices. The Company is exposed to market risk as a consequence of the normal course of conducting its business activities. Financial products that expose the Company to market risk include investment securities, loans, deposits and debt. The Company's market risk management process involves measuring, monitoring, controlling and managing risks that can significantly impact the Company's financial position and operating results. In this management process, market risks are balanced with expected returns in an effort to enhance earnings performance and shareholder value, while limiting the volatility of each.  Normal business transactions expose the Company's balance sheet profile to varying degrees of market risk. The Company's primary market risk exposure is interest rate risk. A key element in the process of managing market risk involves oversight by senior management and the Board of Directors as to the level of such risk assumed by the Company in its balance sheet. The Board of Directors reviews and approves risk management policies, including risk limits and guidelines and delegates oversight functions to the Asset Liability Management Committee ("ALCO"). The ALCO, consisting of senior business and finance officers, monitors the Company's market risk exposure and, as market conditions dictate, modifies balance sheet positions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
Security Capital Corporation

We have audited the accompanying consolidated balance sheets of Security Capital Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. We also have audited Security Capital Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Security Capital Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

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

952131.1/13193.16317

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Capital Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Security Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/S/ T. E. Lott & Company

Columbus, Mississippi
March 12, 2010

             SECURITY CAPITAL CORPORATION

SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31,

	2009	2008	2007	2006	2005
		(In thousands, except per share data)
INCOME DATA
Interest and fees on loans	$17,418	$23,063	$30,283	$27,013	$20,570
Interest and dividends on securities	3,515	3,712	3,403	3,294	3,643
Other interest income	134	296	447	279	245
Total interest income	21,067	27,071	34,133	30,586	24,458
Interest expense	5,373	8,993	13,699	11,523	6,907
Net interest income	15,694	18,078	20,434	19,063	17,551
Provision for loan losses	3,911	10,456	1,155	965	1,440
Net interest income after provision for
loan losses	11,783	7,622	19,279	18,098	16,111
Service charges on deposit accounts	4,826	5,172	5,152	4,592	4,333
Other income	1,798	2,576	1,697	2,334	1,818
Total noninterest income	6,624	7,748	6,849	6,926	6,151
Salaries and employee benefits	10,456	10,227	10,141	9,276	8,588
Occupancy and equipment expense	2,447	2,475	2,302	1,888	1,553
Other expenses	5,234	3,507	3,095	3,271	2,807
Total noninterest expenses	18,137	16,209	15,538	14,435	12,948

Income before income taxes	270	(839)	10,590	10,589	9,314
Income taxes	(528)	(1,022)	3,155	3,349	2,707

Net income	$798	$183	$7,435	$7,240	$6,607

Preferred dividends	585	-	-	-	-

Net income applicable to
common shareholders	$213	$183	$7,435	$7,240	$6,607

PER COMMON SHARE DATA (1)
Net income - basic	$0.07	$0.06	$2.58	$2.51	$2.29
Dividends	0.50	0.50	1.00	0.95	0.91
Book value	25.24	19.42	19.76	18.05	16.39

Other Ratios:
Return on Average Assets	0.04	0.04	1.54	1.58	1.57
Return on Equity	0.32	0.31	13.44	14.36	14.16
Loans to Deposits	69.52	86.82	88.28	89.08	83.98
Loans to Total Assets	54.26	67.11	72.02	71.27	68.36
Equity Capital to Total Assets	14.81	12.10	11.95	11.34	10.83
Average Equity to Average Assets	14.08	12.15	11.43	10.99	11.12
Dividend Payout Ratio	676.79	787.58	38.76	37.90	39.52

FINANCIAL DATA
Total assets	$491,372	$462,485	$476,530	$458,329	$435,876
Net loans	262,259	306,678	338,460	322,324	294,046
Total deposits	383,500	357,483	388,733	366,699	354,766
Total shareholders' equity	72,780	55,979	56,939	51,984	47,187

(1) Restated for stock dividends

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

ASSETS	2009	2008
	(In thousands)
Cash and due from banks	$16,722	$16,953
Interest-bearing deposits with banks	323	395
Total cash and cash equivalents	17,045	17,348

Certificates of deposit with other banks	296	198
Federal Funds Sold	20,550	-

Securities available-for-sale	109,466	69,890
Securities held-to-maturity (estimated fair value	14,759	5,375
(of $14,781 in 2009 and $5,331 in 2008)
Securities, other	2,223	2,218
Total securities	126,448	77,483

Loans, less allowance for loan losses of
$4,352 in 2009 and $3,675 in 2008	262,259	306,678
Interest receivable	3,235	3,733
Premises and equipment	23,908	24,548
Other real estate	20,770	14,046
Goodwill	3,874	3,874
Cash surrender value of life insurance	6,444	6,286
Customers' liability on acceptances	1,429	3,321
Other assets	5,114	4,970

Total Assets	$491,372	$462,485

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing deposits	$61,673	$59,670
Interest-bearing deposits	321,827	297,813
Total deposits	383,500	357,483

Interest payable	556	1,017
Acceptanes outstanding	1,429	3,321
Federal funds purchased	-	8,000
Borrowed funds	28,912	33,929
Other liabilities	4,195	2,756
Total liabilities	418,592	406,506

Shareholders' equity:
Preferred stock, $1,000 par value, 25,000 shares authorized	17,504	-
in 2009, 17,910 issued in 2009
Common stock - $5 par value, 10,000,000 shares
authorized, 2,890,811 shares issued in 2009 and 2008	14,454	14,454
Surplus	40,732	40,723
Retained earnings	(1,061)	167
Accumulated other comprehensive income	1,189	676
Treasury stock, at par, 7,652 shares and 8,152
shares in 2009 and 2008, respectively	(38)	(41)
Total shareholders' equity	72,780	55,979

Total Liabilities and Shareholders' Equity	$491,372	$462,485

The accompanying notes are an integral part of these statements.

952131.1/13193.16317

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
		(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$17,418	$23,063	$30,283
Interest and dividends on securities:
Taxable	2,101	2,111	1,772
Tax-exempt	1,414	1,601	1,631
Other	134	296	447
Total interest income	21,067	27,071	34,133

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	1,323	2,752	4,229
Interest on other deposits	2,793	4,867	8,130
Interest on borrowed funds	1,257	1,374	1,340
Total interest expense	5,373	8,993	13,699

Net interest income	15,694	18,078	20,434

Provision for loan losses	3,911	10,456	1,155
Net interest income after provision for loan losses	11,783	7,622	19,279

OTHER INCOME
Service charges on deposit accounts	4,826	5,172	5,152
Other service charges and fees	649	797	415
Trust Department income	814	752	1,068
Securities gains (losses), net	20	13	(448)
Gains (losses) on sale of other assets, net	(97)	552	117
Other	412	462	545
Total other income	6,624	7,748	6,849

OTHER EXPENSE
Salaries and employee benefits	10,456	10,227	10,141
Net occupancy expense	1,242	1,196	1,114
Furniture and equipment expense	1,205	1,279	1,188
Printing, stationery, and supplies	248	235	347
Data processing	283	203	192
FDIC and state assessments	1,073	362	76
Professional fees	939	440	333
Other	2,691	2,267	2,147
Total other expense	18,137	16,209	15,538

Income (loss) before income taxes	270	(839)	10,590
Income tax expense (benefit)	(528)	(1,022)	3,155

Net income	798	183	7,435

Preferred dividends and accretion	585	-	-

Net income applicable to common shareholders	$213	$183	$7,435

Basic net income per common share	$0.07	$0.06	$2.58

The accompanying notes are an integral part of these statements.

952131.1/13193.16317

SECURITY CAPITAL CORPORATION

CONSOIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

						Accumulated
						Other
	Preferred	Common		Retained	Treasury	Comprehensive
	Stock	Stock	Surplus	Earnings	Stock	Income	Total

Balance, December 31, 2007	$ -	$ 13,768	$ 35,654	$ 2,651	$ (48)	$ (41)	$ 51,984

Comprehensive income:
Net income for 2007	-	-	-	7,435	-	-	7,435
Net change in unrealized gain (loss) on
securities available-for-sale, net of tax	-	-	-	-	-	367	367
Total comprehensive income							7,802

Cash dividends paid	-	-	-	(2,882)	-	-	(2,882)
5% stock dividend	-	686	5,016	(5,702)	-	-	-
Purchase of fractional shares	-	-	(19)	-	(2)	-	(21)
Purchase of treasury stock	-	-	(4)	-	-	-	(4)
Reissuance of treasury stock	-	-	54	-	6	-	60

Balance, December 31, 2007	-	14,454	40,701	1,502	(44)	326	56,939

Cumulative effect of adoption of
ASC Subtopic 715-60	-	-	-	(77)	-	-	(77)

Comprehensive income:
Net income for 2008	-	-	-	183	-	-	183
Net change in unrealized gain (loss) on
securities available-for-sale, net of tax	-	-	-	-	-	350	350
Total comprehensive income							533

Cash dividends paid	-	-	-	(1,441)	-	-	(1,441)
Reissuance of treasury stock	-	-	22	-	3	-	25

Balance, December 31, 2008	$ -	$ 14,454	$ 40,723	$ 167	$ (41)	$ 676	$ 55,979

Comprehensive income:
Net income for 2009	$ -	$ -	$ -	$ 798	$ -	$ -	$ 798
Net change in unrealized gain (loss) on
securities available-for-sale, net of tax	-	-	-	-	-	513	513
Total comprehensive income							1,311

Issuance of preferred stock and warrants	17,388	-	-	-	-	-	17,388
Accretion on preferred stock	116	-	-	(116)	-	-	-
Cash and accrued dividends paid on preferred stock	-	-	-	(469)	-	-	(469)
Cash dividends paid on common stock	-	-	-	(1,441)	-	-	(1,441)
Reissuance of treasury stock	-	-	9	-	3	-	12

Balance, December 31, 2009	$ 17,504	$ 14,454	$ 40,732	$(1,061)	$ (38)	$ 1,189	$ 72,780

The accompanying notes are an integral part of these statements.

           SECURITY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$798	$183	$7,435
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	3,911	10,456	1,155
Amortization of premiums and discounts on
securities, net	449	69	93
Depreciation and amortization	1,241	1,212	1,157
Deferred income taxes	716	2,284	51
FHLB stock dividend	(4)	(45)	(76)
(Gain) loss on sale of securities, net	(20)	(13)	448
(Gain) loss on sale of other assets, net	97	(552)	(117)
Changes in:
Interest receivable	498	2,425	(1,067)
Cash value of life insurance, net	(158)	(211)	(206)
Other assets	2,472	(2,667)	(8)
Interest payable	(461)	(936)	362
Other liabilities	(1,169)	20	1,242

Net cash provided by operating activities	8,370	12,225	10,469

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(62,345)	(19,160)	(34,088)
Proceeds of maturities and calls of securities
available-for-sale	23,139	13,016	10,280
Proceeds from sales of securities available-for-sale	-	2,903	19,130
Proceeds of maturities and calls of held-to-maturity	230	1,860	210
Purchase of securities held-to-maturity	(9,614)	-	-
Purchase of other securities	-	(572)	(865)
Sale of other securities	-	422	-
Additions to premises and equipment	(730)	(2,546)	(2,311)
Proceeds of sale of other assets	2,251	578	474
Changes in:
Loans	30,438	7,025	(18,219)
Federal funds sold	(20,550)	-	-
Certificates of deposits with other banks	(98)	-	-

Net cash provided by (used in) investing activities	(37,279)	3,526	(25,389)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	$17,388	$-	$-
Dividends paid on common stock	(1,441)	(1,441)	(2,882)
Dividends paid on preferred stock	(354)	-	-
Purchase of treasury stock	-	-	(4)
Reissuance of treasury stock	12	25	60
Purchase of fractional shares	-	-	(21)
Repayment of debt	(5,016)	(12,799)	(48,943)
Proceeds from issuance of debt	-	23,256	45,035
Changes in:
Deposits	26,017	(31,250)	22,034
Federal funds purchased	(8,000)	4,000	(4,000)

Net cash provided by (used in) financing activities	28,606	(18,209)	11,279

Net increase ( decrease) in cash and cash equivalents	(303)	(2,458)	(3,641)

Cash and cash equivalents at beginning of year	17,348	19,806	23,447

Cash and cash equivalents at end of year	$17,045	$17,348	$19,806

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:
Interest	$5,834	$9,929	$13,337
Income taxes	56	610	3,369
Noncash activities:
Transfers of loans to other real estate and
repossessed inventory	10,993	15,550	1,195

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

 2.       Nature of Operations

The Corporation is a financial holding company.  Its primary asset is its investment in its subsidiary bank.  The Bank operates under a state bank charter and provides full banking services, including trust services.  The Bank is subject to regulation by the Mississippi Department of Banking and Consumer Finance, and the Federal Deposit Insurance Corporation (FDIC).  The area served by the Bank is primarily the northern half of Mississippi, and services are provided in branch locations at Batesville, Marks, Sardis, Como, Crenshaw, Olive Branch, Hernando, Robinsonville, Tunica, Pope, Southaven, and Barton.  The operations of the Building Corporation, Insurance, and Courier are not material in relation to the Corporation as a whole.

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

Trading Account Securities

Trading account securities are those securities which are held for the purpose of selling them at a profit. There were no trading account securities on hand at December 31, 2009 and 2008.

( Continued )

952131.1/13193.16317

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

4.       Securities  (Continued)

Other Securities

Other securities are carried at cost and consist of investments in stock of the Federal Home Loan Bank(FHLB) and First National Banker’s Bankshares.  The tansferability of these stock holdings is restricted.

5.	Loans

Loans are carried at the principal amount outstanding, adjusted for the allowance for loan losses and net deferred origination fees.  Interest income on loans is recognized based on the principal balance outstanding and the stated rate of the loan.

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

The allowance for loan losses consists of an allocated component and an unallocated component.  The components of the allowance for loan losses represent an estimation done pursuant to either Accounting Standards Codification (ASC) Topic 450 – Contingencies, or ASC Topic 310 – Receivables.  The allocated component of the allowance for loan losses reflects expected losses resulting from an analysis developed through specific credit allocations for individual or pools of loans and historical loss experience for each loan category.  The specific allocations are based on a regular review of all loans where the internal credit rating is at or below a predetermined classification.  The historical loan loss element is determined statistically using loss experience and the related internal gradings of loans charged off.  The analysis is performed quarterly, and loss factors are updated regularly based on actual experience.  The allocated component of the allowance for loan losses also includes consideration of the amounts necessary for any concentrations and changes in portfolio mix and volume.

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

9.       Other Real Estate

Other real estate consists of properties acquired through foreclosure and is recorded at the lower of cost or current appraised value less estimated expense to sell.  Any write-down from the cost to estimated fair market value required at the time of foreclosure is charged to the allowance for loan losses.  Subsequent gains or losses, including write-downs, on other real estate are reported in other income or expenses.  At December 31, 2009 and 2008, other real estate was $20,770,000 and $14,046,000, respectively.

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

11.         Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if any dilutive potential common shares had been issued.  For the three years ended December 31, 2009, there were no potential dilutive common shares.  All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends.

( Continued )

    SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

11.       Net Income per Share  (Continued)

Presented below is a summary of the components used to calculate basic net income per share for the years ended December 31, 2009, 2008, and 2007 (as restated for stock dividends):

	2009	2008	2007
	(In thousands, except per share data)
Basic Net Income Per Share

Weighted average common shares outstanding	2,883	2,882	2,882
Net income	$798	$183	$7,435
Basic net income per share	$0.28	$0.06	$2.58
Net income applicable to common shareholders	$213	$183	$7,435
Basic net income per common share	$0.07	$0.06	$2.58

12.       Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and noninterest-bearing and readily available interest-bearing deposits due from other banks.

13.       Advertising

Advertising costs are expensed as incurred. Advertising expense for 2009, 2008, and 2007 was approximately $268,000, $242,000, and $251,000, respectively.

14.       Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities.  The Corporation and its subsidiaries account for goodwill in accordance with ASC Topic 350 – Intangibles, Goodwill and Other.  Goodwill is subject to an assessment for impairment using a fair value based test at least annually.  If impaired, the asset is written down to its estimated fair value.

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

17.         Business Segments

ASC Topic 280–Segment Reporting, requires public companies to report (i) certain financial and descriptive information about their reportable operating segments (as defined) and (ii) certain enterprise-wide financial information about products and services, geographic areas, and major customers.  Management believes the Corporation's principal activity is community banking and that any other activities are not considered significant segments.

18.         Accounting Pronouncements

FASB Accounting Standards Codification (ASC) Topic 105-Generally Accepted Accounting Principles, identifies the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. The Codification reorganizes all previous GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. All existing standards that were used to create the Codification have been superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization. The guidance is effective for interim and annual periods ending after September 15, 2009. After September 15, only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission (SEC). All other accounting literature excluded from the Codification is considered non-authoritative. The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements.

ASC Topic 320-Investments-Debt and Equity Securities, (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the Corporation’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Corporation adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

18.       Accounting Pronouncements (Continued)

ASC Topic 320-Investments-Debt and Equity Securities (Continued)

first quarter of 2009. Adoption of the new guidance did not significantly impact the Corporation’s consolidated financial statements.

ASC Topic 820-Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for the Corporation on January 1, 2008, for financial assets and financial liabilities and on January 1, 2009, for non-financial assets and non-financial liabilities.

Additional new authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Corporation adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Corporation’s consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Corporation’s financial statements for periods ending after October 1, 2009, and did not have a significant impact on the Corporation’s consolidated financial statements.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

18.       Accounting Pronouncements (Continued)

ASC Topic 820 amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for Level 3 activity will be required on a gross rather than net basis. The amendment provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for Level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010.

ASC Topic 860–Transfers and Servicing, amends prior guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010, and is not expected to have a significant impact on the Corporation’s consolidated financial statements.

NOTE B - RESERVE REQUIREMENTS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank.  The required reserve at December 31, 2009 and 2008, was $293,000 and $336,000, respectively.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 2009 and 2008, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
December 31,2009:
Securities available-for-sale:
U. S. Government agencies	$21,541	$69	$358	$21,252
Mortgage-backed securities	38,641	1,608	26	40,223
State and local political
subdivisions	47,384	901	300	47,985
Other equity securities	4	2	-	6

	$107,570	$2,580	$684	$109,466

Securities held-to-maturity:
U. S. Government agencies	$9,614	$-	$371	$9,243
State and local political
subdivisions	5,145	393	-	5,538

	$14,759	$393	$371	$14,781

December 31, 2008:
Securities available-for-sale:
U. S. Government agencies	$995	$80	$-	$1,075
Mortgage-backed securities	36,551	983	-	37,534
State and local political
subdivisions	31,263	270	255	31,278
Other equity securities	4	-	1	3

	$68,813	$1,333	$256	$69,890

Securities held-to-maturity:
State and local political
subdivisions	$5,375	$50	$94	$5,331

( Continued )

952131.1/13193.16317

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES  (Continued)

The scheduled maturities of securities at December 31, 2009, are as follows:

	Available-For-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Due in one year or less	$4,622	$4,653	$245	$246
Due after one year through five years	26,995	27,535	1,095	1,161
Due after five years through ten years	19,161	19,151	1,680	1,809
Due after 10 years	18,147	17,898	11,739	11,565
Mortgage-backed securities	38,641	40,223	-	-
Other equity securities	4	6	-	-

	$107,570	$109,466	$14,759	$14,781

Investment securities with a carrying value of $52,087,000 and $36,343,000 at December 31, 2009 and 2008, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

Gross gains of $20,000 in 2009, $16,000 in 2008 and $0 in 2007, and gross losses of $0 in 2009, $3,000 in 2008 and $448,000 in 2007, were realized on securities available-for-sale.

The details concerning securities classified as available-for-sale with unrealized losses as of December 31, 2009 and 2008, were as follows:

	Losses < 12 Months		Losses 12 Months or >		Total
			In thousands
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2009
U. S. Government
agencies	$17,186	$358	$-	$-	$17,186	$358
Mortgage-backed
securities	3,760	26	-	-	3,760	26
State and local political
subdivisions	11,734	235	436	65	12,170	300

	$32,680	$619	$436	$65	$33,116	$684

( Continued )

952131.1/13193.16317

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SECURITIES  (Continued)

	Losses < 12 Months		Losses 12 Months or >		Total
			In thousands
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2008
State and local political
subdivisions	10,550	244	313	11	10,863	255
Other equity securities	3	1	-	-	3	1

	$10,553	$245	$313	$11	$10,866	$256

The details concerning securities classified as held-to-maturity with unrealized losses as of December 31, 2009 and 2008, were as follows:

	Losses < 12 Months		Losses 12 Months or >		Total
			In thousands
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2009
U. S. Government
agencies	$9,243	$371	$-	$-	$9,243	$371

2008
State and local political
subdivisions	$2,751	$94	$-	$-	$2,751	$94

As of December 31, 2009, approximately 21% of the number of securities in the portfolio reflected an unrealized loss.  Management is of the opinion the Corporation has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  Management also believes the deterioration in value is attributable to changes in market interest rates and not to the credit quality of the issuer.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - LOANS

Major classifications of loans were as follows:

	December 31,
	2009	2008
	(In thousands)

Commercial, financial and agricultural	$30,580	$44,752
Real estate - construction and development	69,797	96,049
Real estate - mortgage	142,917	144,647
Installment loans to individuals	20,702	22,999
Other	2,615	1,906
	266,611	310,353
Less allowance for loan losses	(4,352)	(3,675)
	$262,259	$306,678

Included in the above are customer demand deposits in overdraft status of approximately $229,000 at December 31, 2009, and $412,000 at December 31, 2008.

Transactions in the allowance for loan losses were as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Balance at beginning of year	$3,675	$4,729	$4,334
Charge-offs during year	(4,329)	(13,875)	(2,400)
Recoveries on loans previously
charged off	1,095	2,365	1,640
Provision charged to opening expense	3,911	10,456	1,155

Balance at end of year	$4,352	$3,675	$4,729

At December 31, 2009, loan lines of $250,000 and greater, rated substandard or lower, were analyzed for impairment.  These loan lines totaled $28,475,000.  Of these, $17,808,000 required an allowance of $1,962,000.  Nonaccrual loans at December 31, 2009 totaled $15,244,000, and the loans past-due ninety days or more and still accruing totaled $12,000.

At December 31, 2008, loan lines, rated substandard or lower, were analyzed for impairment.  These loan lines totaled $20,189,000.  These loans required an allowance of $2,125,000.  The nonaccrual loans at December 31, 2008 totaled $3,271,000 and the loans past-due ninety days or more and still accruing totaled $3,616,000.

The average recorded investment in impaired loans during the years ended December 31, 2009, 2008, and 2007 was approximately $11,068,000, $9.402,000 and $2,137,000.  For the years ended December 31, 2009, 2008, and 2007, the amount of interest income recognized on impaired loans was immaterial.  The Corporation had no loan commitments to borrowers in non-accrual status at December 31, 2009 and 2008.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

	Estimated Useful	December 31,
	Life in Years	2009	2008

Land	-	$ 7,439	$ 7,626
Buildings and improvements	10 - 40	18,144	17,845
Furniture and equipment	3 - 10	7,245	7,239
		32,828	32,710
Less accumulated depreciation and amortization		(8,920)	(8,162)

		$ 23,908	$ 24,548

The amount charged to operating expense for depreciation was $1,134,000 for 2009, $1,108,000 for 2008, and $1,072,000 for 2007.

NOTE F - TIME DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008 was $67,578,000 and $57,598,000, respectively.

Projected maturities of time deposits included in interest-bearing deposits at December 31, 2009, are as follows (in thousands):

Year	Amount
2010	$118,262
2011	14,784
2012	1,436
2013	694
2014	941
Thereafter	12,649

$148,766

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - BORROWED FUNDS

Borrowed funds consisted of the following:
	December 31,
	2009	2008
		(In thousands)

FHLB Advances	$27,909	$32,657
Treasury tax and loan note	1,003	1,272

	$28,912	$33,929

The Bank has outstanding advances from the FHLB under a blanket agreement for advances and a security agreement (Agreements). The Agreements entitle the Bank to borrow funds from FHLB to fund mortgage loan programs and to satisfy certain other funding needs.  Advances from the FHLB have maturity dates ranging from February 2010, through September 2032.    Interest is payable monthly at rates ranging from 2.5675% to 5.810%.  The advances are collateralized by FHLB capital stock, amounts on deposit with the FHLB, and a blanket lien on first mortgage, small business, and agricultural loans equal to the advances outstanding.  FHLB advances available and unused at December 31, 2009, totaled $45 million.

The treasury tax and loan note generally matures within one to sixty days from the transaction date.  Interest is paid at an adjustable rate as set by the U. S. Government.

Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis.

Annual principal repayment requirements on FHLB borrowings at December 31, 2009, are as follows:

Year	Amount
(In thousands)
2010	$1,782
2011	1,819
2012	9,857
2013	2,447
2014	681
Thereafter	11,323

$27,909

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - EMPLOYEE RETIREMENT PLANS

The Bank has a defined contribution plan which incorporates the provisions of a deferred compensation plan [401(k)] covering all employees who perform 1,000 hours of service annually, have one year of service and are age twenty-one or older.  The Bank’s contribution is 2% of salaries, and employees may contribute up to 15% of their salary which is matched by the Bank up to an additional 3%.  Additional Bank contributions are subject to Board discretion. The Bank’s contribution was approximately $297,000 for 2009, $318,000 for 2008, and $319,000 for 2007.

The Bank also has an employee stock ownership plan (ESOP) covering the same group of employees as the 401(k) plan, which is funded at the discretion of the Board. The ESOP invests primarily in the stock of the Corporation.  Dividends on ESOP shares are recorded as a reduction of retained earnings and the shares are considered outstanding for earnings per share computation. Bank contributions were approximately $301,000 for 2009, $287,000 for 2008, and $289,000 for 2007.  The ESOP held 194,887 and 192,700 shares of Corporation common stock, of which 194,887 and 192,700 were allocated shares, at December 31, 2009 and 2008, respectively.

NOTE I - COMPREHENSIVE INCOME

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting amounts that are displayed as part of other comprehensive income.  The disclosures of the reclassification amounts are as follows:

	Years Ended December 31,
	2009	2008	2007
		(In Thousands)
Net unrealized gains on
available-for-sale securities	$839	$571	$138
Reclassification adjustment for net losses
(gains) realized in income	(20)	(13)	448
Net change in unrealized (gains) losses	819	558	586
Tax effect	(306)	(208)	(219)

Net change in unrealized gains on
securities available-for-sale, net of tax	$513	$350	$367

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - INCOME TAXES

The provision (benefit) for income taxes including the tax effects of securities transactions is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Current:
Federal	$(1,040)	$(2,896)	$2,672
State	(203)	(410)	432
Deferred	715	2,284	51

	$(528)	$(1,022)	$3,155

The difference between the total expected tax expense at the federal tax rate and the reported income tax expense is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Tax (benefit) on income (loss) before taxes	$92	$(285)	$3,601
Increase (decrease) resulting from:
Tax-exempt income	(548)	(599)	(630)
Disallowed interest expense	30	47	74
State income taxes, net of federal benefit	(134)	(271)	285
Other, net	32	86	(175)

	$(528)	$(1,022)	$3,155

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - INCOME TAXES  (Continued)

The components of the net deferred tax included in the consolidated balance sheets are as follows:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$-	$327
Other	91	79
	91	406

Deferred tax liabilities
Allowance for loan losses	$(222)	$-
Premises and equipment	(1,304)	(1,225)
Unrealized gain on securities
available for sale	(707)	(402)
Intangible asset	(849)	(749)
Other	(314)	(314)
	(3,396)	(2,690)

Net deferred tax asset (liability)	$(3,305)	$(2,284)

ASC Topic 740 - Income Taxes provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The ASC requires an evaluation of tax positions to determine if the tax positions will more likely than not be sustainable upon examination by the appropriate taxing authority.  The Corporation at December 31, 2009 and 2008 had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

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

	Contractual Amount
	2009	2008
	(In thousands)

Commitments to extend credit	$18,146	$21,667
Credit card arrangements	2,555	2,812
Letters of credit	10,469	16,396

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – COMMITMENTS AND CONTINGENT LIABILITIES    (Continued)

Commitments to extend credit, credit card agreements, commercial letters of credit, and standby letters of credit include some exposure to credit loss in the event of nonperformance of the customer. The  Bank’s credit policies and procedures for such commitments and financial guarantees are the same as those used for lending activities.  Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk.  No significant losses on commitments were incurred during the three years ended December 31, 2009, nor are any significant losses as a result of these transactions anticipated.

The Bank leases property for branch offices under a noncancellable lease agreement that expires in 2012.  The lease is for a five-year period with an option to renew.  The total minimum rental commitment at December 31, 2009, under the leases is approximately $30,600 which is due as follows:

Year	Amount

2010	$10,200
2011	10,200
2012	10,200
$30,600

The annual rental expense was $10,200 for 2009 and 2008 and $9,600 for 2007.

The Bank is a defendant in various pending and threatened legal actions arising in the normal course of business.  In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of these matters will not have a material effect on the consolidated financial statements.

NOTE L - RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest.  In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices and are within applicable regulatory and lending limitations.  Such loans amounted to approximately $4,282,000 and $4,693,000 at December 31, 2009 and 2008, respectively.

952131.1/13193.16317

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - REGULATORY MATTERS

Banking regulations require the Bank to maintain certain capital levels and limit the dividends paid by the Bank to the holding company.  Dividends paid by the Bank to the Corporation are the primary source of funds for dividends by the Corporation to its shareholders.   Payments of dividends require preapproval of the Bank’s regulators.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted average total assets (leverage). Management’s contention is that, as of December 31, 2009, the Corporation and its subsidiary bank exceeded all capital adequacy requirements.

At December 31, 2009, the Bank was categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action.  A financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a Tier 1 leverage capital ratio of 5% or more.  There are no conditions or anticipated events that, in the opinion of management, would change the categorization.

The actual capital amounts and ratios at December 31, 2009 and 2008, are presented in the following table.  No amount was deducted from capital for interest-rate risk exposure.

	Security Capital
	Corporation
	(Consolidated)		Bank
	Amount	Ratio	Amount	Ratio
	(In thousands)
December 31, 2009
Total risk-based	$71,834	21.8%	$54,378	17.4%
Tier 1 risk-based	67,717	20.6%	50,454	16.1%
Tier 1 leverage	67,717	14.3%	50,454	10.8%

December 31, 2008
Total risk-based	$55,272	15.5%	$53,565	15.0%
Tier 1 risk-based	51,597	14.4%	49,890	14.0%
Tier 1 leverage	51,597	11.1%	49,890	10.8%

 ( Continued )

952131.1/13193.16317

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - REGULATORY MATTERS  (Continued)

The minimum amounts of capital and ratios as established by banking regulators at December 31, 2009 and 2008, were as follows:

	Security Capital
	Corporation
	(Consolidated)		Bank
	Amount	Ratio	Amount	Ratio
	(In thousands)

December 31, 2009
Total risk-based	$26,365	8.0%	$25,077	8.0%
Tier 1 risk-based	13,182	4.0%	12,539	4.0%
Tier 1 leverage	18,932	4.0%	18,663	4.0%

December 31, 2008
Total risk-based	$28,581	8.0%	$28,536	8.0%
Tier 1 risk-based	14,290	4.0%	14,268	4.0%
Tier 1 leverage	18,522	4.0%	18,458	3.0%

NOTE N - DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with ASC Topic 825 - Financial Instruments.  The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Deposits – The fair values of demand deposits are, as required by ASC Topic 825, equal to the carrying value of such deposits.  Demand deposits include noninterest-bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts.  The fair value of variable rate term deposits, those repricing within six months or less, approximates the carrying value of these deposits.  Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits repricing after six months.  The discount rate used is based on interest rates currently being offered on comparable deposits as to amount and term.

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

The estimated fair values of the financial instruments, none of which are held for trading purposes, were as follows:

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)

Financial assets:
Cash and cash equivalents	$17,045	$17,045	$17,348	$17,348
Federal funds sold	-	-	-	-
Certificates of deposit with
other banks	296	296	198	198
Securities available-for-sale	109,466	109,466	69,890	69,890
Securities held-to-maturity	14,759	14,781	5,375	5,331
Securities, other	2,223	2,223	2,218	2,218
Loans	266,611	269,134	310,353	314,459
Financial liabilities:
Noninterest-bearing deposits	61,673	61,673	59,670	59,670
Interest-bearing deposits	321,827	295,271	297,813	298,212
FHLB and other borrowings	28,912	31,206	41,929	42,811

( Continued )

952131.1/13193.16317

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS  (Continued)

ASC Topic 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes the valuation of the assets and liabilities that the Corporation measures at fair value  on a recurring basis, by the ASC Topic 820 pricing observability levels as of December 31, 2009 and December 31, 2008, (in thousands):

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

December 31, 2009:
Available-for-sale securities	$-	$109,466	$-	$109,466

December 31, 2008:
Available-for-sale securities	$-	$69,890	$-	$69,890

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

Impaired Loans

Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of ASC Topic 310-Receivables. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

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

Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at December 31, 2009 and 2008 amounted to $11.7 million and $1.4 million, respectively.  The remainder of other real estate was carried at cost at December 31, 2009 and 2008, at $9.1 million and $12.6 million, respectively.  Net losses on other real estate disposed of during the year ended December 31, 2009 totaled $70 thousand.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS  (Continued)

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2009 and December 31, 2008.

December 31, 2009
	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$17,808	$-	$-	$17,808
Other real estate owned	11,664	-	-	11,664

December 31, 2008
	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$20,189	$-	$-	$20,189
Other real estate owned	1,442	-	-	1,442

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

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - CONDENSED PARENT COMPANY STATEMENTS

Balance sheets as of December 31, 2009 and 2008, and statements of income and cash flows for the years ended December 31, 2009, 2008, and 2007 of Security Capital Corporation (parent company only) are presented below:

BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)

Assets
Cash and cash equivalents	$2,571	$1,058
Investment in subsidiaries	56,227	54,986
Loans	6,539	91
Other Real Estate	8,276	-
Other assets	13	72
	$73,626	$56,207

Liabilities and Shareholders' Equity
Notes Payable	$182	$59
Other liabilities	664	169
Shareholders' equity	72,780	55,979
	$73,626	$56,207

STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Income
Dividends (including from subsidiary)	$780	$788	$3,300
Other	74	97	123

	854	885	3,423

Expense (total)	349	279	311

Income before income taxes and equity in
undistributed earnings of subsidiaries	505	606	3,112
Income tax (expense) benefit	99	61	70
Income before equity in undistributed earnings
of subsidiaries	604	667	3,182
Equity in undistributed earnings of subsidiaries
in excess of dividends	194	(484)	4,253

Net income	$798	$183	$7,435

( Continued )

952131.1/13193.16317

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - CONDENSED PARENT COMPANY STATEMENTS  (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
		(In thousands)

Cash Flows from Operating Activities
Net income	$798	$183	$7,435
Equity in subsidiaries' earnings (losses)	(194)	484	(4,253)
Other, net	219	(80)	63

Net cash provided by operating activities	823	587	3,245

Cash Flows From Investing Activities
Purchases of assets	(14,861)	-	-
Proceeds from sale of other asset	-	1,924	-
Other, net	81	184	108

Net cash provided by (used in) investing activities
of subsidiaries	(14,780)	2,108	108

Cash Flows From Financing Activities
Dividends paid on common stock	(1,441)	(1,441)	(2,882)
Dividends paid on preferred stock	(354)	-	-
Proceeds from issuance of preferred stock	17,388	-	-
Repayment of debit obligations	-	(750)	(25)
Other, net	(123)	23	35

Net cash used in financing activities	15,470	(2,168)	(2,872)

Net increase (decrease) in cash and cash equivalents	1,513	527	481

Cash and cash equivalents at beginning of year	1,058	531	50

Cash and cash equivalents at end of year	$2,571	$1,058	$531

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE
   AMOUNTS (UNAUDITED)

	Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)

2009
Total interest income	$5,468	$5,434	$5,058	$5,107
Total interest expense	1,354	1,379	1,313	1,327
Net interest income	4,114	4,055	3,745	3,780
Provision for loan losses	778	1,490	478	1,165
Net interest income after
provision for loan losses	3,336	2,565	3,267	2,615
Total noninterest income, excluding
securities gains (losses)	1,672	1,990	1,719	1,223
Securities gains (losses)	-	11	9	-
Total noninterest expenses	4,398	4,846	4,380	4,513
Income taxes	56	(80)	14	(518)

Net income	554	(200)	601	(157)

Preferred dividends	-	10	289	286

Net income applicable to common
shareholders	$554	$(210)	$312	$(443)

Per share: (1)

Net income	$0.19	$(0.07)	$0.11	$(0.16)
Cash dividends declared	-	-	-	0.50

(1) Restated for stock dividends

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

(1) Restated for stock dividends

NOTE R – DISCLOSURE ABOUT CAPITAL PURCHASE PROGRAM

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as the Troubled Asset Relief Program or (“TARP”) was enacted. On October 14, 2008, the U.S. Treasury announced its intention to inject capital into financial institutions under the TARP Capital Purchase Program (the “CPP”). The CPP is a voluntary program designed to provide capital to healthy, well managed financial institutions in order to increase the availability of credit to businesses and individuals and help stabilize the U.S. financial system.

( Continued )

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R – DISCLOSURE ABOUT CAPITAL PURCHASE PROGRAM (Continued)

On June 26, 2009, the Company issued to the U.S. Treasury 17,388 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series UST (the “Preferred Stock”), having a liquidation preference of $1,000 per share. The Preferred Stock has a dividend rate of 5% for the first five years and 9% thereafter. The Preferred Stock has a call feature after three years.

In connection with the sale of the Preferred Stock, the Company also issued to the U.S. Treasury ten-year warrants to purchase up to 522 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series UST/W (the “Warrants”), par value $1,000 per share at an initial exercise price of $.01 per share.  The Warrants were immediately exercised and has a dividend rate of 9%.

As required under the TARP Capital Purchase Program, dividend payments on and repurchase of the Company’s common stock are subject to certain restrictions. For as long as the Preferred Stock is outstanding, no dividends may be declared or paid on the Company’s common stock until all accrued and unpaid dividends on the Preferred Stock are fully paid. In addition, the U.S. Treasury’s consent is required for any increase in dividends on common stock before the third anniversary of issuance of the Preferred Stock and for any repurchase of any common stock except for repurchases of common shares in connection with benefit plans.

The Preferred Stock and Warrants were sold to the U.S. Treasury for an aggregate purchase price of $17,338,000 in cash. The purchase price was allocated between the Preferred Stock and the Warrants based upon the relative fair values of each to arrive at the amounts recorded by the Company. This resulted in the Preferred Stock being issued at a discount which is being amortized on a level yield basis as a charge to retained earnings over an assumed life of five years.

NOTE S – SUBSEQUENT EVENTS

Management has evaluated the effect of subsequent events on these financial statements through the date the financial statements were issued.

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

As required by Rule 13a-15(b) of the Securities Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of December 31, 2009, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2009, our controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported in accordance with the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based upon the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework”  issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, management believes that, as of December 31, 2009, the Company maintained effective control over financial reporting.

Remediation of Material Weaknesses in Internal Control

Not Applicable

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the fourth quarter of 2009 or thereafter.

ITEM 9B.   OTHER INFORMATION

Not Applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Included under the heading "Information Concerning Nominees and Directors" in the Company's Proxy Statement dated March 12, 2010, and incorporated by reference herein.

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

As a CPP/TARP recipient the Company is required to have an Excessive Expenditure Policy. Such a policy was adopted by the Company’s Board of Directors on August 20, 2009, and is posted on the Bank’s website at firstsecuritybk.com.

ITEM 11.  EXECUTIVE COMPENSATION

Included under the heading "Executive Compensation" in the Company's Proxy Statement dated March 12, 2010, and incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement dated March 12, 2010, and incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Included under the heading "Certain Relationship and Related Transactions” in the Company's Proxy Statement dated March 12, 2010, and incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Included under the heading "Independent Public Accountants and Fees" in the Company's Proxy Statement dated March 12, 2010, and incorporated by reference herein.

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

Security Capital Corporation

Date: March 12, 2010	By /s/ Frank West
      Frank West, Chief Executive Officer

Date: March 12, 2010                                                      By   /s/ Connie Hawkins
      Connie Hawkins, Chief Financial Officer

952131.1/13193.16317

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:	March 12, 2010
/s/ Larry Pratt, Director

DATE:	March 12, 2010
/s/ Frank West, Director

DATE:	March 12, 2010
/s/ Laney Funderburk, Director

DATE:	March 12, 2010
/s/ Joe Brown, Director

DATE:	March 12, 2010
/s/ Ben Smith, Director

DATE:	March 12, 2010
/s/ Ken Murphree, Director

DATE:	March 12, 2010
/s/ Will Hays, Director

DATE:	March 12, 2010
/s/ Tony Jones, Director

DATE:	March 12, 2010
/s/ John Mothershed, Director

952131.1/13193.16317

Exhibit Index

		Reference to
		Prior Filing or
Exhibit		Exhibit Number
Number	Document	Attached Hereto
3.1	Registrant's Articles of Incorporation	*

3.2	Registrant's Bylaws	*

21	Subsidiaries of the registrant	21

31.1	Rule 13a-14(a) Certification of the Company's President	31.1
	and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Company's Chief	31.2
	Financial Officer

32.1	Section 1350 Certification of the Company’s President	32.1
	and Chief Executive Officer

32.2	Section 1350 Certification of the Company’s Chief	32.2
	Financial Officer
99.1	Annual Certification Pursuant to 31 C.F.R. §30.15	99.1
	of the Company’s President and Chief Executive Officer

99.2	Annual Certification Pursuant to 31 C.F.R. §30.15	99.2
	of the Company’s President and Chief Financial Officer

952131.1/13193.16317