Form 10-Q
period 2010-03-31
SECURITY CAPITAL CORP/MS
filed 2010-05-07
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	March 31, 2010
-------------------------

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	000-50224
------------------

SECURITY CAPITAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0681198
(STATE OF INCORPORATION)	(I. R. S. EMPLOYER IDENTIFICATION NO.)

295 HIGHWAY 6 WEST/ P. O. BOX 690
BATESVILLE, MISSISSIPPI	38606
--------------------------------------------------------	----------------------------------------------------------
(ADDRESS OF PRINCIPAL	(ZIP CODE)
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.)

[      ] YES                      [ X ] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AS OF MARCH 31, 2010.

TITLE	OUTSTANDING
COMMON STOCK, $5.00 PAR VALUE	2,883,159

SECURITY CAPITAL CORPORATION
FORM 10-Q

FIRST QUARTER 2010 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets
March 31, 2010 (unaudited) and December 31, 2009

Consolidated Statements of Income
Three months ended March 31, 2010 and 2009 (unaudited)

Consolidated Statements of Comprehensive Income
Three months ended March 31, 2010 and 2009 (unaudited)

Consolidated Statements of Cash Flows
Three months ended March 31, 2010 and 2009 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Changes in Securities

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

PART 1 – FINANCIAL INFORMATION

ITEM NO. 1	CONSOLIDATED FINANCIAL STATEMENTS

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)
	(Unaudited)
	Mar. 31,	Dec. 31,
	2010	2009
ASSETS
Cash and due from banks	$13,889	$16,722
Interest-bearing deposits with banks	2,941	323
Total cash and cash equivalents	16,830	17,045
Federal funds sold	38,000	20,550
Certificates of deposit with other banks	296	296
Securities available-for-sale	129,774	109,466
Securities held-to-maturity, estimated fair value of	14,960	14,759
$15,286 in 2010 and $14,781 in 2009
Securities, other	2,224	2,223
Total securities	146,958	126,448
Loans, less allowance for loan losses of
$4,143 in 2010 and $4,352 in 2009	259,650	262,259
Interest receivable	3,154	3,235
Premises and equipment	23,635	23,908
Other real estate	19,474	20,770
Intangible assets	3,874	3,874
Cash surrender value of life insurance	6,464	6,444
Customers' liability acceptances	1,551	1,429
Other assets	4,961	5,114
Total Assets	$524,847	$491,372
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$65,292	$61,673
Time deposits of $100,000 or more	77,873	67,578
Other interest-bearing deposits	273,809	254,249
Total deposits	416,974	383,500
Interest payable	444	556
Acceptances outstanding	1,551	1,429
Borrowed funds	27,100	28,912
Other liabilities	5,027	4,195
Total Liabilities	451,096	418,592

Shareholders' equity:
Preferred stock - $1,000 par value, 25,000 shares
authorized, 17,910 shares issued in 2010 and 2009	17,564	17,504
Common stock - $5 par value, 10,000,000 shares
authorized, 2,890,811 shares issued in 2010 and 2009	14,454	14,454
Surplus	39,671	40,732
Retained Earnings	326	(1,061)
Accumulated other comprehensive income	1,774	1,189
Treasury stock, at par, 7,652 shares in 2010 and 2009	(38)	(38)
Total Shareholders' Equity	73,751	72,780

Total Liabilities and Shareholders' Equity	$524,847	$491,372

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)
	(Unaudited)
	For the three months
	ended March 31,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$3,701	$4,599
Interest and dividends on securities	1,135	861
Federal funds sold	10	4
Other	27	4
Total interest income	4,873	5,468

INTEREST EXPENSE
Interest on deposits	862	1,126
Interest on borrowings	189	226
Interest on federal funds purchased	-	2
Total interest expense	1,051	1,354

Net Interest Income	3,822	4,114

Provision for loan losses	276	778
Net interest income after provision
for loan losses	3,546	3,336

OTHER INCOME
Service charges on deposit accounts	1,044	1,166
Trust Department income	231	218
Other income	219	288
Total other income	1,494	1,672

OTHER EXPENSES
Salaries and employee benefits	2,623	2,617
Occupancy expense	603	660
Other operating expense	1,188	1,121
Total other expenses	4,414	4,398

INCOME BEFORE PROVISION
FOR INCOME TAXES	626	610

PROVISION FOR INCOME TAXES	11	56

NET INCOME	615	554
Preferred Dividends	(289)	-

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS	$326	$554

BASIC NET INCOME PER COMMON SHARE	$0.11	$0.19

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar amounts presented in thousands)

	(Unaudited)
	For the three months
	ended March 31,
	2010	2009

Net income	$615	$554

Other comprehensive income, net of tax:

Unrealized holding gains/(losses)	585	558

Comprehensive Income	$1,200	$1,112

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts presented in thousands)
	(Unaudited)
	Three months ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$615	$554
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	276	778
Amortization of premiums and discounts on securities, net	379	40
Depreciation and amortization	305	322
FHLB stock dividend	(2)	(2)
Gain on securities, net	-	-
(Gain) loss on sale/disposal of other assets	(18)	(1)
Changes in:
Interest receivable	81	450
Cash value of life insurance, net	(56)	(54)
Other assets	(55)	1,341
Interest payable	(112)	(210)
Other liabilities	832	(561)
Net cash provided by operating activities	2,245	2,657

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in loans	3,055	9,079
Purchase of securities available-for-sale	(32,161)	(3,095)
Proceeds of maturities and calls of securities available-for-sale	8,405	3,500
Proceeds from the paydown of securities available-for-sale	3,557	-
Proceeds of maturities and calls of securities held-to-maturity	245	230
Additions to premises and equipment	(8)	(783)
Proceeds from sale of other assets	464	271
Changes in:
Federal funds sold	(17,450)	(21,500)
Net cash used in investing activities	(33,893)	(12,298)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock	(229)	-
Changes in:
Deposits	33,474	27,562
Federal funds purchased	-	(8,000)
Reissuance of treasury stock	-	4
Repayment of debt	(2,194)	(3,456)
Proceeds from issuance of debt	382	490
Net cash provided by financing activities	31,433	16,600

Net increase (decrease) in cash and cash equivalents	(215)	6,959

Cash and cash equivalents at beginning of period	17,045	17,348

Cash and cash equivalents at end of period	$16,830	$24,307

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$1,163	$1,565
Income taxes	-	-

Non-cash activities:
Transfer of loans to other real estate and repossessed inventory	$723	$4,209

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, please refer to the Company’s Form 10-K filed March 12, 2010, which includes the consolidated financial statements and footnotes for the year ended December 31, 2009.

NOTE B – SUMMARY OF ORGANIZATION

Security Capital Corporation (the “Company”) was incorporated September 16, 1982, under the laws of the State of Mississippi for the purpose of acquiring First Security Bank and serving as a one-bank holding company.

First Security Bank (the “Bank” or the “subsidiary Bank”) and Batesville Security Building Corporation are wholly-owned subsidiaries of the Company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951, and engages in a wide range of commercial banking activities and emphasizes its local management, decision-making and ownership.  The Bank offers a full range of banking services designed to meet the basic financial needs of its customers.  These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts.  The Bank also offers a wide range of personal and corporate trust services and commercial, agricultural, mortgage and personal loans.  First Security Bank has branch locations in the following Mississippi communities: Batesville, Pope, Sardis, Como, Crenshaw, Tunica, Hernando, Marks, Olive Branch, Robinsonville and Southaven,  On February 19, 2009, a branch identified as the “Barton Branch” was opened in a newly constructed banking facility on the corner of Goodman Road and Highway 309 in Marshall County, Mississippi. This newly constructed building represents a state of the art facility and will meet the needs of the staff and the level of customer activity.

Batesville Security Building Corporation, the non-bank subsidiary, was chartered under the laws of the State of Mississippi on June 23, 1971, generally, to deal in and manage real estate and personal property.

NOTE C – SECURITIES

  A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at March 31, 2010 and December 31, 2009, follows:

Securities
Amortized Cost and Fair Values

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2010
Securities available-for-sale:
U. S. Government agencies	$40,292	$102	$172	$40,222
Mortgage-backed securities	38,063	1,696	17	39,742
State and local political subdivisions	48,585	1,345	129	49,801
Other equity securities	4	5	-	9

	$126,944	$3,148	$318	$129,774

Securities held-to-maturity:
U. S. Government agencies	$9,552	$-	$100	$9,452
State and local political subdivisions	5,408	426	-	5,834
	$14,960	$426	$100	$15,286

December 31, 2009:
Securities available-for-sale:
U. S. Government agencies	$21,541	$69	$358	$21,252
Mortgage-backed securities	38,641	1,608	26	40,223
State and local political subdivisions	47,384	901	300	47,985
Other equity securities	4	2	-	6

	$107,570	$2,580	$684	$109,466

Securities held-to-maturity:
U. S. Government agencies	$9,614	$-	$371	$9,243
State and local political subdivisions	5,145	393	-	5,538
	$14,759	$393	$371	$14,781

The details concerning securities classified as available-for-sale and held-to-maturity with unrealized losses as of March 31, 2010 and December 31, 2009, were as follows:

Securities
Unrealized Losses < and > 12 Months

Available-for-Sale

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2010
U. S. Government
agencies	$20,503	$172	$-	$-	$20,503	$172
Mortgage-backed
securities	3,859	17	-	-	3,859	17
State and local political
subdivisions	5,086	75	982	54	6,068	129
Other equity securities	-	-	-	-	-	-

	$29,448	$264	$982	$54	$30,430	$318

December 31, 2009
U. S. Government
agencies	$17,186	$358	$-	$-	$17,186	$358
Mortgage-backed
securities	3,760	26	-	-	3,760	26
State and local political
subdivisions	11,734	235	436	65	12,170	300
Other equity securities	-	-	-	-	-	-

	$32,680	$619	$436	$65	$33,116	$684

Held-to-Maturity

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2010
U. S. Government
agencies	$9,452	$100	$-	$-	$9,452	$100
State and local political
subdivisions	-	-	-	-	-	-
	$9,452	$100	$-	$-	$9,452	$100

December 31, 2009
U. S. Government
agencies	$9,243	$371	$-	$-	$9,243	$371
State and local political
subdivisions	-	-	-	-	-	-
	$9,243	$371	$-	$-	$9,243	$371

NOTE D - LOANS

Loans
Major Classifications

Major classifications of loans were as follows:
	March 31,	December 31,
	2010	2009
	(In thousands)

Commercial, financial and agricultural	$34,165	$30,580
Real estate - construction and development	69,423	69,797
Real estate - mortgage	136,879	142,917
Installment loans to individuals	21,728	20,702
Other	1,598	2,615
	263,793	266,611
Less allowance for loan losses	(4,143)	(4,352)
	$259,650	$262,259

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

	For the Three Months Ended
	March 31, 2010
	Basic income
	applicable to
	common
	shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$326,518	2,883,159	$0.11

	For the Three Months Ended
	March 31, 2009
	Basic income
	applicable to
	common
	shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$553,678	2,882,697	$0.19

NOTE F – FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 which has been included in FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (ASC 820).  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 has been applied prospectively as of the beginning of the period.

ASC 820 defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with ASC 820, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Available-for-Sale Securities

The fair value of available-for-sale securities is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1. The Company has no securities classified within Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities include U.S. Treasury securities, obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities and collateralized mortgage obligations. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company has no securities classified within Level 3.

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which the fair value measurements fall as of March 31, 2010 and December 31, 2009, (in thousands):

March 31, 2010

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

Description
Available-for-sale securities	$-	$129,774	$-	$129,774

December 31, 2009

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

Description
Available-for-sale securities	$-	$109,466	$-	$109,466

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy:

Impaired Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of ASC 310, Receivables (formerly FAS 114, Accounting by Creditors for Impairment of a Loan).  Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at March 31, 2010 and December 31, 2009 amounted to $13.7 million and $11.7 million, respectively, with the remainder carried at cost.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009, (in thousands):

March 31, 2010

	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$18,690	$-	$-	$18,690

Other real estate owned	13,731	-	-	13,731

December 31, 2009

	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$17,808	$-	$-	$17,808

Other real estate owned	11,664	-	-	11,664

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

Securities – For securities held as investments, fair value equals market price, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  Fair value of other securities, which consist of FHLB and First National Banker’s Bankshares, is estimated to be the carrying value, which is par.

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

The estimated fair values of the financial instruments, none of which are held for trading purposes, were as follows:

Fair Value of Financial Instruments

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)

Financial assets:
Cash and cash equivalents	$16,830	$16,830	$17,045	$17,045
Federal funds sold	38,000	38,000	20,550	20,550
Certificates of deposit with
other banks	296	296	296	296
Securities available-for-sale	129,774	129,774	109,466	109,466
Securities held-to-maturity	14,960	15,286	14,759	14,781
Securities, other	2,224	2,224	2,223	2,223
Loans	259,650	259,650	266,611	269,134
Financial liabilities:
Noninterest-bearing deposits	65,292	65,292	61,673	61,673
Interest-bearing deposits	351,682	351,682	321,827	295,271
FHLB and other borrowings	27,100	27,100	28,912	31,206

NOTE G – NON-PERFORMING ASSETS

Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The increase in non-performing assets (NPAs) is primarily due to the economic recession and real estate downturn which has impacted the Company’s loan portfolio.  At March 31, 2010, NPA balances were comparable to year-end 2009 primarily due to the continued effect of the adverse economy and real estate downturn on residential land development and construction loan portfolios.

The Company has a significant concentration in real estate lending, including loans to real estate developers secured by real estate located in Desoto County, Mississippi.  Declining real estate values and a severe constriction in the availability of mortgage financing has negatively impacted real estate sales, which has resulted in customers' inability to repay loans. In addition, the value of collateral underlying such loans has decreased materially.  During 2010, the Company has continued to experience significant levels of non-performing assets relating to real estate lending, primarily in our residential real estate portfolio.

At March 31, 2010 and December 31, 2009, the Company had no Troubled Debt Restructured ("TDR") assets.  Policy in managing TDRs is to include the asset in NPA’s and reserve appropriately with management  working with the borrower on a plan to either return the obligation to an accruing status or take appropriate measures to secure the collateral for disposition.

 The following table presents information with respect to non-performing assets at March 31, 2010, December 31, 2009, September 30, 2009 and June 30, 2009 (dollars in thousands, except for selected ratios):

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
	2010	2009	2009	2009
Loans on non-accrual status	15,320	15,244	9,863	4,349
Loans past due 90 days or more but
not non-accrual status	313	12	5,143	3,220
OREO - Non-performing	15,987	17,345	15,220	14,160
Total NPAs	31,620	32,601	30,226	21,729

Operating commercial real
estate OREO	3,487	3,425	3,334	3,320
OREO - non-performing	15,987	17,345	15,220	14,160
Total OREO	19,474	20,770	18,554	17,480

Selected ratios:
NPLs to total gross loans	5.926	5.722	5.405	2.638
NPAs to total gross loans and OREO	11.163	11.344	10.205	7.138
NPAs to total assets	6.025	6.635	6.319	4.572

NOTE H – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

ITEM NO. 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion and analysis should be read in conjunction with the audited consolidated financial statements, and notes thereto, contained in the Company’s 2009 Form 10-K.

Economic Conditions:

The Company's business is affected by the economy of the Desoto County area in northern Mississippi, which is adjacent to Memphis, Tennessee. The uncertain depth and duration of the present economic downturn could continue to cause further deterioration of the local economy in Desoto County, resulting in an adverse effect on the Company's financial condition and results of operations. Real estate values in this area have declined and may continue to fall.  Unemployment rates in this area remain elevated and could increase further. Business activity in the real estate development has been impacted and local governments and many businesses are facing serious challenges due to the lack of consumer spending driven by the elevated unemployment and uncertainty.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the declining value of collateral securing those loans, is reflective of the business environment in the markets where the Company operates. The present significant downturn in economic activity and declining real estate values has had a direct and adverse effect on the financial condition and results of operations of the Company. This is particularly evident in the residential land development and residential construction segments of the Company’s loan portfolio. Developers or home builders whose cash flows are dependent on the sale of lots or completed residences have reduced ability to service their loan obligations and the market value of underlying collateral has been and continues to be adversely affected. The impact on the Company has been an elevated level of impaired loans, an associated increase in provisioning expense and charge-offs for the Company leading to a decrease in net income.  The local and regional economy also has a direct impact on the volume of bank deposits.

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

The subsidiary Bank represents the primary assets of the Company.   On March 31, 2010, First Security Bank had approximately $509.9 million in assets compared to $479.0 million at March 31, 2009.  Loans decreased to $258.5 million at March 31, 2010, from $295.4 million at March 31, 2009.  Deposits increased by $32.9 million from March 31, 2009 to March 31, 2010, for a total of $419.1 million.  For the three months ended March 31, 2010, and March 31, 2009, the Bank reported net income of approximately $642,071 and $577,951 respectively.

CHANGES IN FINANCIAL CONDITION

The cash and cash equivalents of $16.8 million at March 31, 2010, reflected a decrease of $215 thousand from the cash position of $17.0 million at December 31, 2009.  This decrease is attributed to a seasonal fluctuation in normal bank transactions.  The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the Company.

The earning assets at December 31, 2009, were $403.8 million and at March 31, 2010, were $458.3 million.  The   increase is attributable to the growth in short-term investments such as fed funds sold and growth in investment securities.  The premises and equipment, net of accumulated depreciation, at March 31, 2010, totaled approximately $23.6 million – reflecting a decrease of $273 thousand for the first three months in 2010.  Investment securities were $144.7 million at March 31, 2010.  Other assets were $5.0 million at March 31, 2010 and $5.1 million at December 31, 2009.

Deposit liabilities of $417.0 million at March 31, 2010, reflected an increase of $33.5 million from the $383.5 million at December 31, 2009.  The fluctuation in deposits during the first three months is attributable to a normal seasonal increase and an increase in public funds.  An increase in deposits decreases the amount of long-term borrowings and short-term borrowings needed for funding investments in loans and facilities.  Short-term borrowings provide a tool in providing the funding for unforeseen deposit withdrawals and seasonal loan demands.  Due to the increase in deposits, the need for short-term funding was eliminated at March 31, 2010.

The net unrealized gain on available-for-sale securities reflected in accumulated other comprehensive income in shareholders’ equity at December 31, 2009, was $1.2 million.  At March 31, 2010, accumulated other comprehensive income reflected a net unrealized gain on available-for-sale securities of $1.8 million.   The change over these reporting periods reflects the nature of the market.  The changes in the market affected accumulated other comprehensive income with a net after tax increase of $585 thousand for the three months ended March 31, 2010, and $558 thousand for the three months ended March 31, 2009.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company.  The following identify some of the changes for the three months ended March 31, 2010:  purchase of securities of $32.2 million; maturities, calls and pay-downs of securities of $12.2 million; an increase of $33.5 million in deposits; and an increase of $17.5 million in federal funds sold.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans.  On a quarterly basis, the Company’s Board of Directors reviews and approves the appropriate level for the Company’s allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in its market.  The Company has implemented an improved loan review program, which includes an internal loan review officer position and the engagement of an external loan review firm and the establishment of a new system for tracking borrower financial statements and the structure of our watch reports.

Additions to the allowance for loan losses, which are expensed through the provision for loan losses on the Company’s income statement, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the estimated losses inherent in the loan portfolio.  Loan losses and recoveries are charged or credited directly to the allowance.  The amount of the provision is a function of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of loan losses actually charged against the allowance during a given period, and current and anticipated economic conditions.

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

In addition, the current downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and the subsidiary Bank’s ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that the Bank would be required to increase the allowance for loan losses.  The value of real estate collateral is determined by using a current appraisal. Contrary to any other relevant information an appraisal is considered current if it is less than 12 months old except when economic or market changes have caused values to rise or fall significantly. If a current appraisal is not maintained, the Bank will generally order a new appraisal prior to accepting the property as a result of a deed in lieu of foreclosure or completion of a foreclosure action. Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions and estimates which it believes to be reasonable but which may or may not be accurate. Estimated credit losses means an estimate of the current amount of loans that it is probable the Company will be unable to collect given facts and circumstances as of the evaluation date. Thus, estimated credit losses represent net charge-offs that are likely to be realized for a loan or group of loans.  Accordingly, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, especially considering the overall weakness in the commercial real estate market in our market areas.  The Company does not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing a risk grading system.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks.  The loan portfolio is represented by the following mix:  Commercial 7.83%; Agricultural 1.69%; Real Estate 81.43%; Consumer 8.46% and Other .59%.  The major components of the real estate loans are 27.93% for construction and land development property, 4.48% for farmland, 36.77% for first liens on 1-4 family residential property and 30.82% for nonfarm and nonresidential property.

At March 31, 2010, the subsidiary Bank had loans past due as follows:
(in thousands)
Past due 30 days through 89 days	$7,816
Past due 90 days or more and still accruing	$ 313

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection.  The non-accrual loans at March 31, 2010, totaled $15.3 million.  Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose.  Other real estate at March 31, 2010, totaled $19.5 million.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms.  The subsidiary Bank had no restructured loans during the first quarter of 2010.

For the three months ended March 31, 2010, the Company experienced $711 thousand in charge-offs of loans and $226 thousand in recoveries of loans for a net decrease effect to the allowance for loan losses of $485 thousand.  The net charge-offs represent .28% of average loans.  Of the $711 thousand charge to the allowance for loan losses, the breakdown, per loan category, is:  14.91% for construction and land development; 10.13% for 1-4 family residential loans; 4.22% for nonfarm nonresidential loans; 55.69% for commercial loans and 15.05% for consumer loans.  Consumer loan collections of $128 thousand represent the major component of the $226 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity.    The asset and liability reports for March 31, 2010, substantiate that the Company remains in a neutral position to changes in rates. A 1% increase or decrease in market rates will basically not affect net interest income.  The Company’s policy allows for no more than a 10% movement in NII (net interest income) in a 200 basis point ramp of market rates over a one-year period.  When funds exceed the needs for reserve requirements or short-term liquidity needs, the Company will increase its security investments or invest in federal funds.  It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to ensure rate flexibility and to meet loan funding and liquidity needs.

The financial status at March 31, 2010, reflects a net interest margin of 3.536.  This ratio is consistent with prior periods and represents the continuing effort of management in managing the rates and the funding.  At March 31, 2010, the regulatory liquidity ratio of 38.48% is well within the Bank’s policy requirement of a minimum liquidity ratio of 15%.  In addition, the core deposits represent 66.22% of total assets and temporary investments represent 17.19% of total assets and volatile liabilities represent 1.26% of total assets.

As stated earlier, the Company received $17.388 million from the Treasury through participation in the Capital Purchase Program (CPP).  This participation contributed to the excellent liquidity status reflected in the ratios listed below.  The CPP funds were invested at March 31, 2010 in short-term products in anticipation of a recovery in the market.

At March 31, 2010, the tools to meet funding needs are the secured and unsecured lines of credit with the correspondent banks totaling $27.0 million (to borrow federal funds) and a line of credit with the Federal Home Loan Bank that exceeded $942 thousand.  At March 31, 2010, the Company had available (unused) lines of credit of approximately $27.94 million.

CAPITAL RESOURCES

Total consolidated equity capital at March 31, 2010, was $73.8 million or approximately 14.05% of total assets.  The main source of capital for the Company has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital.  The Company and the Bank have adequate capital positions as of March 31, 2010, as reflected below:

	Company	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	22.93%	17.46%	8%
Tier 1 Capital	21.67%	16.21%	4%
Leverage Capital	14.21%	10.45%	4%

RESULTS OF OPERATIONS – YEAR-TO-DATE

The consolidated net income for the Company for the three months ended March 31, 2010, was $615 thousand which reflects an increase of $61 thousand in consolidated net income for the same period in 2009.  The increase in the consolidated net income can be attributed mainly to a decrease in the provision for loan losses.

Interest income decreased to $4.9 million for the three months ended March 31, 2010, indicating a decrease of $595 thousand from the $5.5 million for the three months ended March 31, 2009.  The decrease in interest income signifies the management decision to decrease the rate pricing of the loan products.  This decision was stimulated by the movement of the discount rate as set by the Federal Reserve System.

Interest expense reflects a decrease of $303 thousand for the three months ended March 31, 2010, from $1.4 million for the same period in 2009.  The decrease in interest expense can be attributed to the low rates that existed during the period ended March 31, 2010.

The decrease in the provision for loan losses of $502 thousand is attributed to the evaluation of the quality of the loan portfolio and the quarterly analysis of the allowance for loan losses, which determine the requirements for and the adequacy of the provision.

Non-interest income for the three months ended March 31, 2010, was $1.5 million, which is a decrease of $178 thousand from the income for the same period in 2009.  The service charges on deposit accounts, for the three months ended March 31, 2010, and March 31, 2009, were $1.0 million and $1.2 million, respectively.

Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the three months ended March 31, 2010, reveal an increase of $16 thousand or .36% from the same period in 2009.  Salaries and employee benefits of $2.6 million for the three months ended March 31, 2010, represent the largest component of other expenses and the small increase represents a conservative response to the 2009 Bank performance and the current economy.

Income tax expense of $11 thousand for the three months ended March 31, 2010, reflects a decrease of $45 thousand from the same period in 2009 – a direct result from the decrease in taxable income due to tax-exempt interest income.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires fair value disclosures to be disaggregated below line items in the statement of financial position.  It clarifies that fair value disclosures should include a description of the inputs and valuation techniques used for both recurring and nonrecurring Level 2 and Level 3 estimates. It also requires entities to disclose any significant transfers between Levels 1, 2 and 3 during a reporting period and the reasons the transfers were made.  These disclosures were included in this quarterly report on Form 10-Q, as required.

On January 1, 2010, ASU No. 2009-16, Transfers and Servicing (Topic 860):  Accounting for Transfers of Financial Assets became effective.  This ASU removed the concept of a qualifying special-purpose entity from generally accepted accounting principles and changed the requirements for derecognizing financial assets.  Upon adoption of the ASU, the Company had no change in its balance sheet or required capital since the Company has not used off-balance sheet financing.

ITEM NO. 3	QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2009, in the Company’s Form 10-K and Annual Report.

ITEM NO. 4	CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, an evaluation under the direction and with the participation of our principal executive officer and principal financial officer was performed to determine the effectiveness of the design and operation of the disclosure controls and procedures.   The principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  There have been no significant changes in the Company’s internal controls or in other factors subsequent to the date of the evaluation that could significantly affect these controls.

PART II--	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Out of the normal course of business, First Security Bank may be a defendant in a lawsuit.  In regard to any legal proceedings, which occurred during the reporting period, management expects no material impact on the Company’s consolidated financial position or results of operations.

ITEM NO. 1A RISK FACTORS

There are no material changes to the Company’s risk factors from what was previously disclosedin the Annual Report on Form 10-K for the year ended December 31, 2009.

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

(b)	The Company did not file any reports on Form 8-K during the quarter ended March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL CORPORATION

BY /s/ Frank West	BY /s/ Connie Woods Hawkins
Frank West	Connie Woods Hawkins
President and Chief Executive Officer	Executive Vice-President, Cashier
and Chief Financial Officer

DATE: May 7, 2010	DATE: May 7, 2010