Form 10-Q
period 2010-06-30
SECURITY CAPITAL CORP/MS
filed 2010-08-09
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	June 30, 2010
-------------------------

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	000-50224
------------------

SECURITY CAPITAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0681198
(STATE OF INCORPORATION)	(I. R. S. EMPLOYER IDENTIFICATION NO.)

295 HIGHWAY 6 WEST/ P. O. BOX 690
BATESVILLE, MISSISSIPPI	38606
--------------------------------------------------------	----------------------------------------------------------
(ADDRESS OF PRINCIPAL	(ZIP CODE)
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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AS OF JUNE 30, 2010.

TITLE	OUTSTANDING
COMMON STOCK, $5.00 PAR VALUE	2,883,159

SECURITY CAPITAL CORPORATION
FORM 10-Q

SECOND QUARTER 2010 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets
June 30, 2010 (unaudited) and December 31, 2009

Consolidated Statements of Income
Six months and three months ended June 30, 2010 and 2009 (unaudited)

Consolidated Statements of Comprehensive Income
Six months and three months ended June 30, 2010 and 2009 (unaudited)

Consolidated Statements of Cash Flows
Six months ended June 30, 2010 and 2009 (unaudited)

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

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)
	(Unaudited)
	June 30,	Dec. 31,
	2010	2009
ASSETS
Cash and due from banks	$34,486	$16,722
Interest-bearing deposits with banks	1,808	323
Total cash and cash equivalents	36,294	17,045
Federal funds sold	15,665	20,550
Certificates of deposit with other banks	296	296
Securities available-for-sale	130,137	109,466
Securities held-to-maturity, estimated fair value of	24,563	14,759
$24,600 in 2010 and $14,781 in 2009
Securities, other	2,225	2,223
Total securities	156,925	126,448
Loans, less allowance for loan losses of
$3,710 in 2010 and $4,352 in 2009	257,162	262,259
Interest receivable	3,058	3,235
Premises and equipment	23,424	23,908
Other real estate	19,389	20,770
Intangible assets	3,874	3,874
Cash surrender value of life insurance	6,519	6,444
Customers' liability acceptances	1,423	1,429
Other assets	5,200	5,114
Total Assets	$529,229	$491,372
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$67,248	$61,673
Time deposits of $100,000 or more	78,663	67,578
Other interest-bearing deposits	274,328	254,249
Total deposits	420,239	383,500
Interest payable	449	556
Acceptances outstanding	1,423	1,429
Borrowed funds	26,663	28,912
Other liabilities	5,760	4,195
Total Liabilities	454,534	418,592

Shareholders' equity:
Preferred stock - $1,000 par value, 25,000 shares
authorized, 17,910 shares issued in 2010 and 2009	17,615	17,504
Common stock - $5 par value, 10,000,000 shares
authorized, 2,890,811 shares issued in 2010 and 2009	14,454	14,454
Surplus	40,167	40,732
Retained Earnings	294	(1,061)
Accumulated other comprehensive income	2,203	1,189
Treasury stock, at par, 7,652 shares in 2010 and 2009	(38)	(38)
Total Shareholders' Equity	74,695	72,780

Total Liabilities and Shareholders' Equity	$529,229	$491,372

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)
	(Unaudited)		(Unaudited)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$3,857	$4,610	$7,581	$9,209
Interest and dividends on securities	1,168	796	2,303	1,657
Federal funds sold	14	14	24	18
Other	11	14	15	18
Total interest income	5,050	5,434	9,923	10,902

INTEREST EXPENSE
Interest on deposits	826	1,056	1,688	2,182
Interest on borrowings	274	323	463	549
Interest on federal funds purchased	-	-	-	2
Total interest expense	1,100	1,379	2,151	2,733

Net Interest Income	3,950	4,055	7,772	8,169

Provision for loan losses	576	1,490	852	2,268

Net interest income after provision
for loan losses	3,374	2,565	6,920	5,901

OTHER INCOME
Service charges on deposit accounts	1,105	1,304	2,149	2,470
Trust Department income	209	203	440	421
Securities net gain	5	11	5	11
Other income	252	483	471	771
Total other income	1,571	2,001	3,065	3,673

OTHER EXPENSES
Salaries and employee benefits	2,164	2,654	4,787	5,271
Occupancy expense	617	705	1,220	1,365
Other operating expense	1,223	1,487	2,411	2,608
Total other expenses	4,004	4,846	8,418	9,244

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	941	(280)	1,567	330

PROVISION (BENEFIT) FOR INCOME TAXES	197	(80)	208	(24)

NET INCOME (LOSS)	744	(200)	1,359	354

Preferred Dividends	(280)	(10)	(569)	(10)

NET INCOME (LOSS) APPLICABLE TO
COMMON SHAREHOLDERS	$464	$(210)	$790	$344

BASIC NET INCOME (LOSS) PER
COMMON SHARE	$0.16	$(0.07)	$0.27	$0.12

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar amounts presented in thousands)
	(Unaudited)
			(Unaudited)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009

Net income (loss)	$744	$(200)	$1,359	$354

Other comprehensive income, net of tax:

Unrealized holding gains/(losses)	429	(541)	1,014	17

Comprehensive income (loss)	$1,173	$(741)	$2,373	$371

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts presented in thousands)
	(Unaudited)
	Six months ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,359	$354
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	852	2,268
Amortization of premiums and discounts on securities, net	808	111
Depreciation and amortization	607	635
FHLB stock dividend	(3)	(3)
Gain on securities	(5)	(11)
Gain (loss) on sale/disposal of other assets	184	(125)
Changes in:
Interest receivable	177	387
Cash value of life insurance, net	(111)	(108)
Other assets	(629)	3,085
Interest payable	(107)	(345)
Other liabilities	1,565	749
Net cash provided by operating activities	4,697	6,997

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in loans	4,286	17,524
Purchases of securities available-for-sale	(55,029)	(12,680)
Purchases of securities held-to-maturity	(14,568)	-
Proceeds from maturities and calls of securities available-for-sale	34,788	11,279
Proceeds from maturities and calls of securities held-to-maturity	5,145	230
Additions to premises and equipment	(69)	(834)
Proceeds from sale of other assets	1,083	1,469
Changes in:
Federal funds sold	4,885	(29,650)
Net cash used in investing activities	(19,479)	(12,662)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock	(458)	-
Changes in:
Deposits	36,739	5,928
Federal funds purchased	-	(8,000)
Reissuance of treasury stock	-	5
Issuance of preferred stock and warrants	-	17,388
Repayment of debt	(2,390)	(3,641)
Proceeds from issuance of debt	140	313
Net cash provided by financing activities	34,031	11,993

Net increase in cash and cash equivalents	19,249	6,328
Cash and cash equivalents at beginning of period	17,045	17,348
Cash and cash equivalents at end of period	$36,294	$23,676
Cash paid during the period for:
Interest	$2,258	$3,078
Income taxes	-	56

Noncash activities:
Transfer of loans to other real estate and repossessed inventory	$1,492	$5,902

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, please refer to the Company’s Form 10-K filed March 12, 2010, which includes the consolidated financial statements and footnotes for the year ended December 31, 2009.

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

First Security Bank (the “Bank” or the “subsidiary Bank”) and Batesville Security Building Corporation are wholly-owned subsidiaries of the Company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951, and engages in a wide range of commercial banking activities and emphasizes its local management, decision-making and ownership.  The Bank offers a full range of banking services designed to meet the basic financial needs of its customers.  These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts.  The Bank also offers a wide range of personal and corporate trust services and commercial, agricultural, mortgage and personal loans.  First Security Bank has branch locations in the following Mississippi communities: Batesville, Pope, Sardis, Como, Crenshaw, Tunica, Hernando, Marks, Olive Branch, Robinsonville and Southaven.  On February 19, 2009, a branch identified as the “Barton Branch” was opened in a newly constructed banking facility on the corner of Goodman Road and Highway 309 in Marshall County, Mississippi. This newly constructed building represents a state of the art facility and will meet the needs of the staff and the level of customer activity.

Batesville Security Building Corporation, the non-bank subsidiary, was chartered under the laws of the State of Mississippi on June 23, 1971, generally, to deal in and manage real estate and personal property.

NOTE C – SECURITIES

  A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at June 30, 2010 and December 31, 2009, follows:

Securities
Amortized Cost and Fair Values

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2010
Securities available-for-sale:
U. S. Government agencies	$35,123	$222	$-	$35,345
Mortgage-backed securities	38,116	2,217	-	40,333
State and local political subdivisions	53,379	1,246	177	54,448
Other equity securities	4	7	-	11

	$126,622	$3,692	$177	$130,137

Securities held-to-maturity:
U. S. Government agencies	$19,336	$52	$-	$19,388
State and local political subdivisions	5,227	25	40	5,212
	$24,563	$77	$40	$24,600

December 31, 2009:
Securities available-for-sale:
U. S. Government agencies	$21,541	$69	$358	$21,252
Mortgage-backed securities	38,641	1,608	26	40,223
State and local political subdivisions	47,384	901	300	47,985
Other equity securities	4	2	-	6

	$107,570	$2,580	$684	$109,466

Securities held-to-maturity:
U. S. Government agencies	$9,614	$-	$371	$9,243
State and local political subdivisions	5,145	393	-	5,538
	$14,759	$393	$371	$14,781

The details concerning securities classified as available-for-sale and held-to-maturity with unrealized losses as of June 30, 2010 and December 31, 2009, were as follows:

Securities
Unrealized Losses < and > 12 Months

Available-for-Sale

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2010
U. S. Government
agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed
securities	-	-	-	-	-	-
State and local political
subdivisions	5,730	90	1,451	87	7,181	177
Other equity securities	-	-	-	-	-	-

	$5,730	$90	$1,451	$87	$7,181	$177

December 31, 2009
U. S. Government
agencies	$17,186	$358	$-	$-	$17,186	$358
Mortgage-backed
securities	3,760	26	-	-	3,760	26
State and local political
subdivisions	11,734	235	436	65	12,170	300
Other equity securities	-	-	-	-	-	-

	$32,680	$619	$436	$65	$33,116	$684

Held-to-Maturity

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2010
U. S. Government
agencies	$-	$-	$-	$-	$-	$-
State and local political
subdivisions	2,680	40	-	-	$2,680	40
	$2,680	$40	$-	$-	$2,680	$40

December 31, 2009
U. S. Government
agencies	$9,243	$371	$-	$-	$9,243	$371
State and local political
subdivisions	-	-	-	-	-	-
	$9,243	$371	$-	$-	$9,243	$371

NOTE D - LOANS

Loans
Major Classifications

Major classifications of loans were as follows:
	June 30,	December 31,
	2010	2009
	(In thousands)

Commercial, financial and agricultural	$37,627	$30,580
Real estate - construction and development	64,199	69,797
Real estate - mortgage	136,037	142,917
Installment loans to individuals	21,713	20,702
Other	1,296	2,615
	260,872	266,611
Less allowance for loan losses	(3,710)	(4,352)
	$257,162	$262,259

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

	For the Three Months Ended
	June 30, 2010
	Basic income
	applicable to
	common
	shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$463,179	2,883,159	$0.16

	For the Six Months Ended
	June 30, 2010
	Basic income
	applicable to
	common
	shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$789,697	2,883,159	$0.27

	For the Three Months Ended
	June 30, 2009
	Basic income (loss)
	applicable to
	common
	shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$(209,549)	2,882,945	$(0.07)

	For the Six Months Ended
	June 30, 2009
	Basic income
	applicable to
	common
	shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$344,129	2,882,822	$0.12

NOTE F – FAIR VALUE OF ASSETS AND LIABILITIES

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (ASC 820).  (ASC 820) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820 defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which the fair value measurements fall as of June 30, 2010 and December 31, 2009, (in thousands):

June 30, 2010

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

Description
Available-for-sale securities	$-	$130,137	$-	$130,137

December 31, 2009

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

Description
Available-for-sale securities	$-	$109,466	$-	$109,466

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at the lower of the outstanding loan balance or current appraised value less costs to sell when acquired.  The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at June 30, 2010 and December 31, 2009 amounted to $18.5 million and $11.7 million, respectively, with the remainder carried at cost.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at June 30, 2010 and December 31, 2009, (in thousands):

June 30, 2010

	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$18,175	$-	$-	$18,175

Other real estate owned	18,480	-	-	18,480

December 31, 2009

	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$17,808	$-	$-	$17,808

Other real estate owned	11,664	-	-	11,664

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

The estimated fair values of the financial instruments, none of which are held for trading purposes, were as follows:

Fair Value of Financial Instruments

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)

Financial assets:
Cash and cash equivalents	$36,294	$36,294	$17,045	$17,045
Federal funds sold	15,665	15,665	20,550	20,550
Certificates of deposit with
other banks	296	296	296	296
Securities available-for-sale	130,137	130,137	109,466	109,466
Securities held-to-maturity	24,563	24,600	14,759	14,781
Securities, other	2,225	2,225	2,223	2,223
Loans	260,872	264,498	266,611	269,134
Financial liabilities:
Noninterest-bearing deposits	67,248	67,248	61,673	61,673
Interest-bearing deposits	352,991	352,991	321,827	295,271
FHLB and other borrowings	26,633	30,076	28,912	31,206

NOTE G – NON-PERFORMING ASSETS

Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The increase in non-performing assets (NPAs) is primarily due to the economic recession and real estate downturn which has impacted the Company’s loan portfolio.  At June 30, 2010, NPA balances were comparable to year-end 2009 primarily due to the continued effect of the adverse economy and real estate downturn on residential land development and construction loan portfolios.

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

At June 30, 2010 and December 31, 2009, the Company had no Troubled Debt Restructured ("TDR") assets.  Policy in managing TDRs is to include the asset in NPA’s and reserve appropriately with management  working with the borrower on a plan to either return the obligation to an accruing status or take appropriate measures to secure the collateral for disposition.

 The following table presents information with respect to non-performing assets at June 30, 2010, March 31, 2010, December 31, 2009 and September 30, 2009 (dollars in thousands, except for selected ratios):

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2010	2010	2009	2009
Loans on non-accrual status	$13,169	$15,320	$15,244	$9,863
Loans past due 90 days or more but
not non-accrual status	104	313	12	5,143
OREO - non-performing	15,853	15,987	17,345	15,220
Total NPAs	$29,126	$31,620	$32,601	$30,226

Operating commercial real
estate OREO	$3,536	$3,487	$3,425	$3,334
OREO - non-performing	15,853	15,987	17,345	15,220
Total OREO	$19,389	$19,474	$20,770	$18,554

Selected ratios:
NPLs to total gross loans	5.088	5.926	5.722	5.405
NPAs to total gross loans and OREO	10.392	11.163	11.344	10.205
NPAs to total assets	5.503	6.025	6.635	6.319

NOTE H – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

ITEM NO. 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The subsidiary Bank represents the primary assets of the Company.   On June 30, 2010, First Security Bank had approximately $515.0 million in assets compared to $460.5 million at June 30, 2009.  Loans decreased to $256.2 million at June 30, 2010, from $281.7 million at June 30, 2009.  Deposits increased by $55.1 million from June 30, 2009 to June 30, 2010, for a total of $422.8 million.  For the six months ended June 30, 2010, and June 30, 2009, the Bank reported net income of $1,486,414 and $267,879 respectively.

CHANGES IN FINANCIAL CONDITION

The cash and cash equivalents of $36.3 million at June 30, 2010, reflected an increase of $19.3 million from the cash position of $17.0 million at December 31, 2009.  This increase is attributed to a combination of a decrease in loans and an increase in deposits.  The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the Company.

The earning assets at December 31, 2009, were $403.8 million and at June 30, 2010, were $452.8 million.  The   increase is attributable to the growth in short-term investments and investment securities.  The premises and equipment, net of accumulated depreciation, at June 30, 2010, totaled approximately $23.4 million – reflecting a decrease of $484 thousand for the first six months in 2010.  Investment securities were $154.7 million at June 30, 2010.  Other assets were $5.2 million at June 30, 2010 and $5.1 million at December 31, 2009.

Deposit liabilities of $420.2 million at June 30, 2010, reflected an increase of $36.7 million from the $383.5 million at December 31, 2009.  The increase in deposits during the first six months could be attributable to a return of consumer confidence to the insured deposit investment tool in a volatile, unsure investment market.  An increase in deposits decreases the amount of long-term borrowings and short-term borrowings needed for funding investments in loans and facilities.  Short-term borrowings provide a tool in providing the funding for unforeseen deposit withdrawals and seasonal loan demands.  Due to the increase in deposits, the need for short-term funding was eliminated at June 30, 2010.

The net unrealized gain on available-for-sale securities reflected in accumulated other comprehensive income in shareholders’ equity at December 31, 2009, was $1.2 million.  At June 30, 2010, accumulated other comprehensive income reflected a net unrealized gain on available-for-sale securities of $2.2 million.   The change over these reporting periods reflects the nature of the market.  The changes in the market affected accumulated other comprehensive income with a net after tax increase of $1.0 million for the six months ended June 30, 2010, and $17 thousand for the six months ended June 30, 2009.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company.  The following identify some of the changes for the six months ended June 30, 2010:  purchase of securities of $69.6 million; maturities, calls and pay-downs of securities of $39.9 million; an increase of $36.7 million in deposits; and an decrease of $4.9 million in federal funds sold.

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

The Company’s allowance for loan losses is based upon judgments and assumptions about risk elements in the portfolio, trends in past due loans and charge-offs, local and national economic conditions, and other factors affecting borrowers.  The determination of the appropriate allowance for loan losses includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and historical loss factors and specific reviews and evaluations of significant problem credits.  An appropriate allowance for loan losses covers estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. However, there is no precise method of estimating credit losses, since any estimate of loan losses is necessarily subjective.  If charge-offs in future periods increase, we may be required to increase our provision for loan losses, which would decrease our net income and possibly our capital.

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

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks.  The loan portfolio is represented by the following mix:  Commercial 7.65%; Agricultural 1.82%; Real Estate 81.68%; Consumer 8.39% and Other .46%.  The major components of the real estate loans are 27.94% for construction and land development property, 6.03% for farmland, 36.93% for first liens on 1-4 family residential property and 28.85% for nonfarm and nonresidential property.

At June 30, 2010, the subsidiary Bank had loans past due as follows:
(in thousands)
Past due 30 days through 89 days	$7,511
Past due 90 days or more and still accruing	$ 104

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection.  The non-accrual loans at June 30, 2010, totaled $13.2 million.  Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose.  Other real estate at June 30, 2010, totaled $19.4 million.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms.  The subsidiary Bank had no restructured loans during the first and second quarter of 2010.

For the six months ended June 30, 2010, the Company experienced $1,887 thousand in charge-offs of loans and $393 thousand in recoveries of loans for a net decrease effect to the allowance for loan losses of $1,494 thousand.  The net charge-offs represent .28% of average loans.  Of the $1,887 thousand charge to the allowance for loan losses, the breakdown, per loan category, was:  45.05% for construction and land development; 9.96% for 1-4 family residential loans; 22.52% for commercial loans and 22.47% for consumer loans.  Consumer loan collections of $315 thousand represent the major component of the $393 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity.    The asset and liability reports for June 30, 2010, substantiate that the Company remains in a neutral position to changes in rates. A 1% increase or decrease in market rates will basically not affect net interest income.  The Company’s policy allows for no more than a 10% movement in NII (net interest income) in a 200 basis point ramp of market rates over a one-year period.  When funds exceed the needs for reserve requirements or short-term liquidity needs, the Company will increase its security investments or invest in federal funds.  It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to ensure rate flexibility and to meet loan funding and liquidity needs.

The financial status at June 30, 2010, reflects a net interest margin of 3.5203.  This ratio is consistent with prior periods and represents the continuing effort of management in managing the rates and the funding.  At June 30, 2010, the regulatory liquidity ratio of 39.90% is well within the Bank’s policy requirement of a minimum liquidity ratio of 15%.  In addition, the core deposits represent 64.54% of total assets and temporary investments represent 13.32% of total assets and volatile liabilities represent 1.49% of total assets.

As stated earlier, the Company received $17.388 million from the Treasury through participation in the Capital Purchase Program (CPP).  This participation contributed to the excellent liquidity status reflected in the ratios listed below.  The CPP funds were invested at June 30, 2010 in short-term products in anticipation of a recovery in the market.

At June 30, 2010, the tools to meet funding needs are the secured and unsecured lines of credit with the correspondent banks totaling $27.0 million (to borrow federal funds) and a line of credit with the Federal Home Loan Bank of $2.7 million.  At June 30, 2010, the Company had available (unused) lines of credit of approximately $29.7 million.

CAPITAL RESOURCES

Total consolidated equity capital at June 30, 2010, was $74.7 million or approximately 14.11% of total assets.  The main source of capital for the Company has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital.  The Company and the Bank have adequate capital positions as of June 30, 2010, as reflected below:

	Company	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	22.00%	17.76%	8%
Tier 1 Capital	20.87%	16.58%	4%
Leverage Capital	13.15%	10.25%	4%

RESULTS OF OPERATIONS – QUARTERLY

The consolidated net income for the Company for the three months ended June 30, 2010, was $744 thousand which was a $944 thousand increase from the same period in 2009.

Interest income decreased to $5.1 million for the three months ended June 30, 2010 which was a $384 thousand decrease from the $5.4 million for the three months ended June 30, 2009.  Other Income for the three months ended June 30, 2010, was $1.6 million reflecting a $430 thousand decrease from the three months ended June 30, 2009.

Interest expense reflects a decrease of $279 thousand to $1.1 million for the three months ended June 30, 2010, from $1.4 million for the same period in 2009.  The decrease in interest expense can be attributed to the pricing of the deposit accounts in a decreasing rate and volatile market.  Other expenses for the three months ended June 30, 2010, reveal a decrease of $842 thousand from the same period in 2009 –attributable to a decrease in salaries and benefits as well as a decrease in professional fees and regulatory assessments in 2010.

The second quarter provision in 2010 of $576 thousand  for loan losses is attributed to the evaluation of the quality of the loan portfolio and the quarterly analysis of the allowance for loan losses, which determine the requirements for and the adequacy of the provision.

RESULTS OF OPERATIONS – YEAR-TO-DATE

The consolidated net income for the Company for the six months ended June 30, 2010, was $1.4 million which reflects an increase of $1.0 million in consolidated net income for the same period in 2009.  The increase in the consolidated net income can be attributed mainly to a decrease in the provision for loan losses.

Interest income decreased to $9.9 million for the six months ended June 30, 2010, indicating a decrease of $1.0 million from the $10.9 million for the six months ended June 30, 2009.  The decrease in interest income signifies the management decision to decrease the rate pricing of the loan products (stimulated by the discount rate set by the Federal Reserve) and an effect of $13.2 million of loans with a nonaccrual status and $15.9 million in non-performing other real estate.

Interest expense reflects a decrease of $582 thousand for the six months ended June 30, 2010, from $2.7 million for the same period in 2009.  The decrease in interest expense can be attributed to the low rates that existed during the period ended June 30, 2010.

The decrease in the provision for loan losses of $1.4 million is attributed to the evaluation of the quality of the loan portfolio and the quarterly analysis of the allowance for loan losses, which determine the requirements for and the adequacy of the provision.

Non-interest income for the six months ended June 30, 2010, was $3.1 million, which is a decrease of $608 thousand from the income for the same period in 2009.  The service charges on deposit accounts, for the six months ended June 30, 2010, and June 30, 2009, were $2.1 million and $2.5 million, respectively.

Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the six months ended June 30, 2010, reveal a decrease of $826 thousand attributable to an evaluation of the funding of the health insurance plan.  Salaries and employee benefits of $4.8 million for the six months ended June 30, 2010, represent the largest component of other expenses and the decrease represents a conservative response to the Bank performance and the current economy.

Income tax expense of $208 thousand for the six months ended June 30, 2010, reflects an increase of $232 thousand from the same period in 2009 – a direct result from the increase in taxable income.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASC Subtopic 820-10). This guidance requires additional disclosures concerning transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy and activity in Level 3 measurements. ASU No. 2010-06 also clarifies existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques. ASU No. 2010-06 is generally effective for reporting periods beginning after December 15, 2009. The Company adopted the guidance in ASU No. 2010-06 for the quarter ended March 31, 2010. Please refer to Note F of these Notes to Consolidated Financial Statements for disclosures related to the Company’s fair value measurements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This guidance will require companies to provide additional disclosures relating to the credit quality of their financing receivables and the credit reserves held against them, including the aging of past-due receivables, credit quality indicators, and modifications of financing receivables. For public companies, the disclosure requirements as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The disclosure requirements for activity occurring during a reporting period are effective for periods beginning on or after December 15, 2010. The Company is currently evaluating the possible effects of this guidance on its financial statement disclosures.

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

(b)	The Company did not file any reports on Form 8-K during the quarter ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL CORPORATION

BY /s/ Frank West	BY /s/ Connie Woods Hawkins
Frank West	Connie Woods Hawkins
President and Chief Executive Officer	Executive Vice-President, Cashier
and Chief Financial Officer

DATE: August 9, 2010	DATE: August 9, 2010