Form 10-Q
period 2010-09-30
SECURITY CAPITAL CORP/MS
filed 2010-11-09
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	September 30, 2010
-------------------------

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	000-50224
------------------

SECURITY CAPITAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0681198
(STATE OF INCORPORATION)	(I. R. S. EMPLOYER IDENTIFICATION NO.)

295 HIGHWAY 6 WEST/ P. O. BOX 690
BATESVILLE, MISSISSIPPI	38606
--------------------------------------------------------	----------------------------------------------------------
(ADDRESS OF PRINCIPAL	(ZIP CODE)
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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AS OF SEPTEMBER 30, 2010 .

TITLE	OUTSTANDING
COMMON STOCK, $5.00 PAR VALUE	2,883,159

SECURITY CAPITAL CORPORATION
FORM 10-Q

THIRD QUARTER 2010 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets
September 30, 2010 (unaudited) and December 31, 2009

Consolidated Statements of Income
Nine months and three months ended September 30, 2010 and 2009 (unaudited)

Consolidated Statements of Comprehensive Income
Nine months and three months ended September 30, 2010 and 2009 (unaudited)

Consolidated Statements of Cash Flows
Nine months ended September 30, 2010 and 2009 (unaudited)

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

PART 1 – FINANCIAL INFORMATION

ITEM NO. 1   CONSOLIDATED FINANCIAL STATEMENTS

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)
	(Unaudited)
	Sept. 30,	Dec. 31,
	2010	2009
ASSETS
Cash and due from banks	$18,942	$16,722
Interest-bearing deposits with banks	1,376	323
Total cash and cash equivalents	20,318	17,045
Federal funds sold	37,270	20,550
Certificates of deposit with other banks	578	296
Securities available-for-sale	118,834	109,466
Securities held-to-maturity, estimated fair value of	26,633	14,759
$26,860 in 2010 and $14,781 in 2009
Securities, other	2,227	2,223
Total securities	147,694	126,448
Loans, less allowance for loan losses of
$3,708 in 2010 and $4,352 in 2009	252,005	262,259
Interest receivable	3,407	3,235
Premises and equipment	23,422	23,908
Other real estate	20,141	20,770
Intangible assets	3,874	3,874
Cash surrender value of life insurance	6,575	6,444
Customers' liability acceptances	1,739	1,429
Other assets	4,694	5,114
Total Assets	$521,717	$491,372
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$71,028	$61,673
Time deposits of $100,000 or more	79,989	67,578
Other interest-bearing deposits	261,382	254,249
Total deposits	412,399	383,500
Interest payable	392	556
Acceptances outstanding	1,739	1,429
Borrowed funds	26,552	28,912
Other liabilities	5,814	4,195
Total Liabilities	446,896	418,592

Shareholders' equity:
Preferred stock - $1,000 par value, 25,000 shares
authorized, 17,910 shares issued in 2010 and 2009	17,681	17,504
Common stock - $5 par value, 10,000,000 shares
authorized, 2,890,811 shares issued in 2010 and 2009	14,454	14,454
Surplus	39,671	40,732
Retained Earnings	789	(1,061)
Accumulated other comprehensive income	2,264	1,189
Treasury stock, at par, 7,652 shares in 2010 and 2009	(38)	(38)
Total Shareholders' Equity	74,821	72,780

Total Liabilities and Shareholders' Equity	$521,717	$491,372

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)
	(Unaudited)		(Unaudited)
	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$3,832	$4,082	$11,413	$13,291
Interest and dividends on securities	1,150	880	3,453	2,537
Federal funds sold	16	15	40	33
Other	12	81	27	99
Total interest income	5,010	5,058	14,933	15,960

INTEREST EXPENSE
Interest on deposits	787	997	2,475	3,179
Interest on borrowings	273	316	736	865
Interest on federal funds purchased	-	-	-	2
Total interest expense	1,060	1,313	3,211	4,046

Net Interest Income	3,950	3,745	11,722	11,914

Provision for loan losses	376	478	1,228	2,746

Net interest income after provision
for loan losses	3,574	3,267	10,494	9,168

OTHER INCOME
Service charges on deposit accounts	1,119	1,222	3,268	3,692
Trust Department income	195	201	635	622
Securities net gain	5	9	10	20
Other income	439	296	910	1,067
Total other income	1,758	1,728	4,823	5,401

OTHER EXPENSES
Salaries and employee benefits	2,145	2,656	6,932	7,927
Occupancy expense	603	676	1,823	2,041
Other operating expense	2,428	1,048	4,839	3,656
Total other expenses	5,176	4,380	13,594	13,624

INCOME BEFORE PROVISION (BENEFIT)
FOR INCOME TAXES	156	615	1,723	945

PROVISION (BENEFIT) FOR INCOME TAXES	(136)	14	72	(10)

NET INCOME	292	601	1,651	955

Preferred Dividends	(293)	(289)	(863)	(299)

NET INCOME (LOSS) APPLICABLE TO
COMMON SHAREHOLDERS	$(1)	$312	$788	$656

BASIC NET INCOME PER COMMON SHARE	$-	$0.11	$0.27	$0.23

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar amounts presented in thousands)
	(Unaudited)
			(Unaudited)
	For the three months		For the nine months
	ended Sept. 30,		ended Sept. 30,
	2010	2009	2010	2009

Net income	$292	$601	$1,651	$955

Other comprehensive income, net of tax:

Unrealized holding gains	61	909	1,075	926

Comprehensive income	$353	$1,510	$2,726	$1,881

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts presented in thousands)
	(Unaudited)
	Nine months ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,651	$955
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	1,228	2,746
Amortization of premiums and discounts on securities, net	1,189	216
Depreciation and amortization	903	943
FHLB stock dividend	(5)	(4)
Gain on securities	(10)	(20)
Loss (gain) on sale/disposal of other assets	60	(103)
Changes in:
Interest receivable	(172)	466
Cash value of life insurance, net	(168)	(161)
Other real estate writedown	1,158	38
Other assets	(3,088)	2,173
Interest payable	(164)	(476)
Other liabilities	1,619	861
Net cash provided by operating activities	4,201	7,634

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in loans	9,148	23,870
Purchase of securities available-for-sale	(62,102)	(37,411)
Purchase of securities held-to-maturity	(21,726)	-
Proceeds of maturities and calls of securities available-for-sale	52,967	16,806
Proceeds of maturities and calls of securities held-to-maturity	10,145	230
Additions to premises and equipment	(74)	(851)
Proceeds of sale of other assets	1,694	2,040
Changes in:
Federal funds sold	(16,720)	(19,000)
Net cash used in investing activities	(26,668)	(14,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock	(799)	(125)
Changes in:
Deposits	28,899	10,100
Federal funds purchased	-	(8,000)
Reissuance of treasury stock	-	11
Issuance of preferred stock and warrants	-	17,388
Repayment of debt	(2,586)	(5,830)
Proceeds from issuance of debt	226	120
Net cash provided by financing activities	25,740	13,664

Net increase in cash and cash equivalents	3,273	6,982
Cash and cash equivalents at beginning of period	17,045	17,348
Cash and cash equivalents at end of period	$20,318	$24,330

Cash paid during the nine months for:
Interest	$3,375	$4,523
Income taxes	-	56

Noncash activities:
Transfers of loans to other real estate and repossessed inventory	1,648	7,684

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, please refer to the Company’s Form 10-K filed March 12, 2010, which includes the consolidated financial statements and footnotes for the year ended December 31, 2009.

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

NOTE C – SECURITIES

  A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at September 30, 2010 and December 31, 2009, follows:

Securities
Amortized Cost and Fair Values

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2010
Securities available-for-sale:
U. S. Government agencies	$25,335	$161	$5	$25,491
Mortgage-backed securities	34,786	1,875	-	36,661
State and local political subdivisions	55,099	1,684	109	56,674
Other equity securities	4	4	-	8

	$115,224	$3,724	$114	$118,834

Securities held-to-maturity:
U. S. Government agencies	$21,066	$85	$13	$21,138
State and local political subdivisions	5,567	155	-	5,722
	$26,633	$240	$13	$26,860

December 31, 2009:
Securities available-for-sale:
U. S. Government agencies	$21,541	$69	$358	$21,252
Mortgage-backed securities	38,641	1,608	26	40,223
State and local political subdivisions	47,384	901	300	47,985
Other equity securities	4	2	-	6

	$107,570	$2,580	$684	$109,466

Securities held-to-maturity:
U. S. Government agencies	$9,614	$-	$371	$9,243
State and local political subdivisions	5,145	393	-	5,538
	$14,759	$393	$371	$14,781

The details concerning securities classified as available-for-sale and held-to-maturity with unrealized losses as of September 30, 2010  and December 31, 2009, were as follows:

Securities
Unrealized Losses < and > 12 Months

Available-for-Sale

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2010
U. S. Government
agencies	$2,077	$5	$-	$-	$2,077	$5
Mortgage-backed
securities	-	-	-	-	-	-
State and local political
subdivisions	5,571	63	834	46	6,405	109
Other equity securities	-	-	-	-	-	-

	$7,648	$68	$834	$46	$8,482	$114

December 31, 2009
U. S. Government
agencies	$17,186	$358	$-	$-	$17,186	$358
Mortgage-backed
securities	3,760	26	-	-	3,760	26
State and local political
subdivisions	11,734	235	436	65	12,170	300
Other equity securities	-	-	-	-	-	-

	$32,680	$619	$436	$65	$33,116	$684

Held-to-Maturity

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2010
U. S. Government
agencies	$2,120	$13	$-	$-	$2,120	$13
State and local political
subdivisions	-	-	-	-	$-	-
	$2,120	$13	$-	$-	$2,120	$13

December 31, 2009
U. S. Government
agencies	$9,243	$371	$-	$-	$9,243	$371
State and local political
subdivisions	-	-	-	-	-	-
	$9,243	$371	$-	$-	$9,243	$371

NOTE D - LOANS

Loans
Major Classifications

Major classifications of loans were as follows:
	September 30,	December 31,
	2010	2009
	(In thousands)

Commercial, financial and agricultural	$37,938	$30,580
Real estate - construction and development	61,196	69,797
Real estate - mortgage	133,928	142,917
Installment loans to individuals	21,262	20,702
Other	1,389	2,615
	255,713	266,611
Less allowance for loan losses	(3,708)	(4,352)
	$252,005	$262,259

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

	For the Three Months Ended
	September 30, 2010
	Basic income
	applicable to
	common
	shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$(1,118)	2,883,159	(0.00)

	For the Nine Months Ended
	September 30, 2010
	Basic income
	applicable to
	common
	shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$788,579	2,883,159	$0.27

	For the Three Months Ended
	September 30, 2009
	Basic income
	applicable to
	common
	shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$312,808	2,883,050	$0.11

	For the Nine Months Ended
	September 30, 2009
	Basic income
	applicable to
	common
	shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$656,936	2,882,899	$0.23

NOTE F – FAIR VALUE OF ASSETS AND LIABILITIES

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (ASC 820), defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820 defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which the fair value measurements fall as of September 30, 2010  and December 31, 2009, (in thousands):

September 30, 2010

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

Description
Available-for-sale securities	$-	$118,834	$-	$118,834

December 31, 2009

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

Description
Available-for-sale securities	$-	$109,466	$-	$109,466

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at the lower of the outstanding loan balance or current appraised value less costs to sell.  The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at September 30, 2010 and December 31, 2009, amounted to $15.6 million and $11.7 million, respectively, with the remainder carried at cost.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at September 30, 2010  and December 31, 2009, (in thousands):

September 30, 2010

	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$15,192	$-	$-	$15,192

Other real estate owned	15,597	-	-	15,597

December 31, 2009

	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$17,808	$-	$-	$17,808

Other real estate owned	11,664	-	-	11,664

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

Deposits – The fair values of demand deposits are, as required by ASC 825, equal to the carrying value of such deposits.  Demand deposits include noninterest-bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts.  The fair value of variable rate term deposits, those repricing within nine months or less, approximates the carrying value of these deposits.  Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits repricing after nine months.  The discount rate used is based on interest rates currently being offered on comparable deposits as to amount and term.

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

The estimated fair values of the financial instruments, none of which are held for trading purposes, were as follows:

Fair Value of Financial Instruments

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)

Financial assets:
Cash and cash equivalents	$20,318	$20,318	$17,045	$17,045
Federal funds sold	37,270	37,269	20,550	20,550
Certificates of deposit with
other banks	578	578	296	296
Securities available-for-sale	118,834	118,834	109,466	109,466
Securities held-to-maturity	26,633	26,860	14,759	14,781
Securities, other	2,227	2,227	2,223	2,223
Loans	255,713	259,157	266,611	269,134
Financial liabilities:
Noninterest-bearing deposits	71,028	68,517	61,673	61,673
Interest-bearing deposits	341,371	329,305	321,827	295,271
FHLB and other borrowings	26,552	28,751	28,912	31,206

NOTE G – NON-PERFORMING ASSETS

Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The increase in non-performing assets (NPAs) is primarily due to the economic recession and real estate downturn which has impacted the Company’s loan portfolio.  At September 30, 2010, NPA balances were comparable to year-end 2009 primarily due to the continued effect of the adverse economy and real estate downturn on residential land development and construction loan portfolios.

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

At September 30, 2010, the Company had $5.2 million identified as Troubled Debt Restructured (“TDR”) assets.  At  December 31, 2009, the Company had no TDR assets.  Policy in managing TDRs is to include the asset in NPA’s and reserve appropriately with management  working with the borrower on a plan to either return the obligation to an accruing status or take appropriate measures to secure the collateral for disposition.

 The following table presents information with respect to non-performing assets at September 30, 2010, June 30, 2010, March 31, 2010, and December 31, 2009 (dollars in thousands, except for selected ratios):

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,
	2010	2010	2010	2009
Loans on non-accrual status	$12,268	$13,169	$15,320	$15,244
Loans past due 90 days or more but
not non-accrual status	27	104	313	12
OREO - non-performing	17,187	15,853	15,987	17,345
Total NPAs	$29,482	$29,126	$31,620	$32,601

Operating commercial real
estate OREO	$3,450	$3,536	$3,487	$3,425
OREO - non-performing	16,691	15,853	15,987	17,345
Total OREO	$20,141	$19,389	$19,474	$20,770

Selected ratios:
NPLs to total gross loans	4.808	5.088	5.926	5.722
NPAs to total gross loans and OREO	10.688	10.392	11.163	11.344
NPAs to total assets	5.651	5.503	6.025	6.635

NOTE H – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

ITEM NO. 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On September 29, 2010, the Company closed a transaction whereby the Treasury exchanged its 17,910 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series UST and Series UST/W for 17,910 shares of a new series of preferred stock designated Fixed Rate Cumulative Perpetual Preferred Stock, Series CD (the “CDCI Preferred Shares”).  As a result of the Exchange, the Company is no longer participating in the TARP Capital Purchase Program being administered by Treasury and is now participating in Treasury’s TARP Community Development Capital Initiative (the “CDFI”).  In comparison with the rates required by the TARP CPP, the CDCI Preferred Shares entitle the holder to an annual dividend of 2% of the liquidation value of the shares, payable quarterly in arrears, for a period of eight years or until repayment of the principal, whichever expires first.  If the principal remains outstanding at the end of eight years, the annual dividend rate will rise to 9%.  In addition, if the Company fails to retain its certification as a Community Development Financial Institution, the annual rate will be 5% when noncompliance exceeds 180 days and 9% for noncompliance exceeding 270 days.  Certification requires the Company to have a primary mission of promoting community development in targeted areas with a goal to serve the “unserved” markets.

The subsidiary Bank represents the primary assets of the Company.   On September 30, 2010, First Security Bank had approximately $508.2 million in assets compared to $463.5 million at September 30, 2009.  Loans decreased to $253.7 million at September 30, 2010, from $273.5 million at September 30, 2009.  Deposits increased by $43.5 million from September 30, 2009 to September 30, 2010, for a total of $414.8 million.  For the nine months ended September 30, 2010, and September 30, 2009, the Bank reported net income of $2.2 million and $1.3 million, respectively.

CHANGES IN FINANCIAL CONDITION

The cash and cash equivalents of $20.3 million at September 30, 2010, reflected an increase of $3.3 million from the cash position of $17.0 million at December 31, 2009.  This increase is attributed to a combination of a decrease in loans and an increase in deposits.  The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the Company.

The earning assets at December 31, 2009, were $403.8 million and at September 30, 2010, were $434.5 million.  The increase is attributable to the growth in short-term investments and investment securities.  The premises and equipment, net of accumulated depreciation, at September 30, 2010, totaled approximately $23.4 million – reflecting a decrease of $486 thousand for the first nine months in 2010.  Investment securities were $145.5 million at September 30, 2010.  Other assets were $4.7 million at September 30, 2010 and $5.1 million at December 31, 2009.

Deposit liabilities of $412.4 million at September 30, 2010, reflected an increase of $28.9 million from the $383.5 million at December 31, 2009.  The increase in deposits during the first nine months could be attributable to a return of consumer confidence to the insured deposit investment tool in a volatile, unsure investment market.  An increase in deposits decreases the amount of long-term and short-term borrowings needed for funding investments in loans and facilities.  Short-term borrowings provide a tool in funding for unforeseen deposit withdrawals and seasonal loan demands.  Due to the increase in deposits, the need for short-term funding was eliminated at September 30, 2010.

The net unrealized gain on available-for-sale securities reflected in accumulated other comprehensive income in shareholders’ equity at December 31, 2009, was $1.2 million.  At September 30, 2010, accumulated other comprehensive income reflected a net unrealized gain on available-for-sale securities of $2.3 million.   The change over these reporting periods reflects the nature of the market.  The changes in the market affected accumulated other comprehensive income with a net after tax increase of $1.1 million for the nine months ended September 30, 2010, and $926 thousand for the nine months ended September 30, 2009.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company.  The following identify some of the changes for the nine months ended September 30, 2010:  purchase of securities of $83.8 million; maturities, calls and pay-downs of securities of $63.1 million; an increase of $28.9 million in deposits; and an increase of $16.7 million in federal funds sold.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans.  On a quarterly basis, the Company’s Board of Directors reviews and approves the appropriate level for the Company’s allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in its market.  The Company has implemented an improved loan review program, which includes an internal loan review officer position, the engagement of an external loan review firm, and the establishment of a new system for tracking borrower financial statements and the structure of our watch reports.

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

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks.  The loan portfolio is represented by the following mix:  Commercial 7.77%; Agricultural 1.68%; Real Estate 81.66%; Consumer 8.37% and Other .52%.  The major components of the real estate loans are 27.16% for construction and land development property, 6.56% for farmland, 37.27% for first liens on 1-4 family residential property and 28.81% for nonfarm and nonresidential property.

At September 30, 2010, the subsidiary Bank had loans past due as follows:
(in thousands)
Past due 30 days through 89 days	$7,512
Past due 90 days or more and still accruing	$ 27

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection.  The non-accrual loans at September 30, 2010, totaled $12.3 million.  Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose.  Other real estate at September 30, 2010, totaled $20.1 million.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms.  The subsidiary Bank had $5.2 million restructured loans at September 30, 2010.

For the nine months ended September 30, 2010, the Company experienced $2.4 million in charge-offs of loans and $561 thousand in recoveries of loans for a net decrease effect to the allowance for loan losses of $1,872 thousand.  The net charge-offs represent .74% of average loans.  Of the $2.4 million charge to the allowance for loan losses, the breakdown, per loan category, was:  35.38% for construction and land development; .82% for farmland loans; 13.44% for 1-4 family residential loans; 3.53 % for nonfarm/nonresidential loans; 17.71% for commercial loans and 29.10% for consumer loans.  Consumer loan collections of $467 thousand represent the major component of the $561 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity.    The asset and liability reports for September 30, 2010 , substantiate that the Company remains in a neutral position to changes in rates. A 1% increase or decrease in market rates will basically not affect net interest income.  The Company’s policy allows for no more than a 10% movement in NII (net interest income) in a 200 basis point ramp of market rates over a one-year period.  When funds exceed the needs for reserve requirements or short-term liquidity needs, the Company will increase its security investments or invest in federal funds.  It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to ensure rate flexibility and to meet loan funding and liquidity needs.

The financial status at September 30, 2010, reflects a net interest margin of 3.5776.  This ratio is consistent with prior periods and represents the continuing effort of management in managing the rates and the funding.  At September 30, 2010, the regulatory liquidity ratio of 40.57% is well within the Bank’s policy requirement of a minimum liquidity ratio of 15%.  In addition, the core deposits represent 65.10% of total assets and temporary investments represent 16.43% of total assets and volatile liabilities represent 1.33% of total assets.

As stated earlier, the Company received $17.388 million from the Treasury through participation in the Capital Purchase Program (CPP).  On September 29, 2010, the Treasury exchanged the preferred stock issued under the Capital Purchase Program for preferred stock issued under the Community Development Capital Initiative Program.   This continued participation in the Troubled Asset Relief Program has contributed to the excellent liquidity status reflected in the ratios listed below.  The CPP funds were invested at September 30, 2010 in short-term products in anticipation of a recovery in the market.

At September 30, 2010, the tools to meet funding needs are the secured and unsecured lines of credit with the correspondent banks totaling $27.0 million (to borrow federal funds) and an available line of credit with the Federal Home Loan Bank of $4.1 million.    In addition, a seasonal line of credit with the Federal Reserve provides $3.4 million per month during the third quarter of 2010.  At September 30, 2010, the Company had available (unused) lines of credit of approximately $34.5 million.

CAPITAL RESOURCES

Total consolidated equity capital at September 30, 2010, was $74.8 million or approximately 14.34% of total assets.  The main source of capital for the Company has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital.  The Company and the Bank have adequate capital positions as of September 30, 2010, as reflected below:

	Company	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	22.38%	18.21%	8%
Tier 1 Capital	21.23%	17.01%	4%
Leverage Capital	13.31%	10.48%	4%

RESULTS OF OPERATIONS – QUARTERLY

The consolidated net income for the Company for the three months ended September 30, 2010, was $292 thousand which was a $309 thousand decrease from the same period in 2009.

Interest income totaled $5.0 million for the three months ended September 30, 2010, reflecting a $48 thousand decrease from the $5.1 million for the three months ended September 30, 2009.  Other Income for the three months ended September 30, 2010, was $1.8 million reflecting a $30 thousand decrease from the three months ended September 30, 2009.

Interest expense reflects a decrease of $253 thousand for the three months ended September 30, 2010 compared to  the same period in 2009.  The decrease in interest expense from $1.3 to $1.1 million can be attributed to the pricing of the deposit accounts in a decreasing rate and volatile market.  Other expenses for the three months ended September 30, 2010, reveal a net increase of $796 thousand from the same period in 2009 –attributable to a decrease in salaries and benefits and a substantial increase in professional fees and other real estate maintenance expenses.

The 2010 third quarter loan loss provision totaled $376 thousand.   The requirements for and the adequacy of the provision resulted from the evaluation of the quality of the loan portfolio and the quarterly analysis of the allowance for loan losses.  The provision for the third quarter in 2010 reflects a decrease of $102 thousand from the same period in 2009.

RESULTS OF OPERATIONS – YEAR-TO-DATE

The consolidated net income for the Company for the nine months ended September 30, 2010, was $1.7 million which reflects an increase of $696 thousand in consolidated net income for the same period in 2009.  The increase in the consolidated net income can be attributed mainly to a decrease in the provision for loan losses.  The year-to-date loan provision for the months ending September 30, 2010, and September 30, 2009, were $1.2 million and $2.7 million, respectively.

Interest income decreased to $14.9 million for the nine months ended September 30, 2010, indicating a decrease of $1.1 million from the $16.0 million for the nine months ended September 30, 2009.  The decrease in interest income signifies the management decision to decrease the rate pricing of the loan products (stimulated by the discount rate set by the Federal Reserve) and the effect of $12.3 million of loans with a nonaccrual status and $17.2 million in non-performing other real estate.

Interest expense reflects a decrease of $835 thousand for the nine months ended September 30, 2010, from $4.0 million for the same period in 2009.  The decrease in interest expense can be attributed to the low rates that existed during the period ended September 30, 2010.

The decrease in the provision for loan losses of $1.5 million is attributed to the evaluation of the quality of the loan portfolio and the quarterly analysis of the allowance for loan losses, which determine the requirements for and the adequacy of the provision.

Non-interest income for the nine months ended September 30, 2010, was $4.8 million, which is a decrease of $578 thousand from the income for the same period in 2009.  The service charges on deposit accounts, for the nine months ended September 30, 2010, and September 30, 2009, were $3.3 million and $3.7 million, respectively.

Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the nine months ended September 30, 2010 , reveal a decrease of $30 thousand, chiefly attributable to an evaluation of the funding of the health insurance plan.  Salaries and employee benefits of $6.9 million for the nine months ended September 30, 2010, represent the largest component of other expenses and the decrease represents a conservative response to the Bank performance and the current economy.

Income tax expense of $72 thousand for the nine months ended September 30, 2010, reflects an increase of $82 thousand from the same period in 2009.

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

ITEM NO. 1A RISK FACTORS

There are no material changes to the Company’s risk factors from what was previously disclosed in the Annual Report on Form 10-K for the year ended
                                December 31,2009

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

(b)
The Company filed a Form 8-K on September 29, 2010 (filing date of October 5, 2010) to report the Treasury’s exchange of the  of 17,910 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series UST and Series UST/W, issued under the Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”) for 17,910 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series CD, issued under the TARP Community Development Capital Initiative (the “TARP CDCI)..  The annual dividend rate for the Series UST and Series UST/W was 5% and 9%, respectively.  The annual dividend rate for the Series CD is 2%.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL CORPORATION

BY /s/ Frank West	BY /s/ Connie Woods Hawkins
Frank West	Connie Woods Hawkins
President and Chief Executive Officer	Executive Vice-President, Cashier
and Chief Financial Officer

DATE: November 8, 2010	DATE: November 8, 2010