Form 10-K
period 2010-12-31
SECURITY CAPITAL CORP/MS
filed 2011-03-15
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 000-50224

SECURITY CAPITAL CORPORATION
----------------------------------------------------------------------------
(Exact Name of Registrant as specified in its Charter)

MISSISSIPPI                                                                                                                                                               64-0681198
  --------------------------------------------------------------                                                                                                         --------------------------------------------------------------
(State or Other Jurisdiction of                                                                                                                               (I.R.S. Employer Identification Number)
Incorporation or Organization)

 295 Highway 6 West/P. O. Box 690, Batesville, Mississippi                                                                                                                            38606                                                                                        ----------------------------------------------------------------------------                                                                                                      --------------------------------------------
                  (Address of principal executive offices)                                                                                                                                        (Zip Code)

Registrant's Telephone Number:	(662) 563-9311
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

Yes [ ] No [ X ]

Based on the stockholders of record on December 31, 2010, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $53.6 million.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2010

Common stock ($5.00 par value)	2,883,209 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into Parts III of the Form 10-K report: Proxy Statement dated March 11, 2011.

CROSS REFERENCE INDEX

__
		Page
PART I
Item 1	Business	2
Item 1A	Risk Factors	14
Item 1B	Unresolved Staff Comments	18
Item 2	Properties	19
Item 3	Legal Proceedings	20
Item 4	Submission of Matters to a Vote of Security Holders	20

PART II

Item 5	Market for the Registrant's Common Equity, Related Stockholder Matters and	20
	Issuer Purchases of Equity Securities
Item 6	Selected Financial Data	21
Item 7	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	22
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	43
Item 8	Financial Statements and Supplementary Data	44
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	91
Item 9A	Controls and Procedures	91
Item 9B	Other Information	92

PART III

Item 10	Directors and Executive Officers of the Registrant	92
Item 11	Executive Compensation	92
Item 12	Security Ownership of Management and Related Stockholder Matters	92
Item 13	Certain Relationships and Related Transactions	93
Item 14	Principal Accounting Fees and Services	93

Part IV

Item 15	Exhibits and Financial Statement Schedules	93
Signatures		93
Index to Exhibits		95
EX-3.(B) (EX-3.(B))
EX-21 (EX-21)
EX-23 (EX-23) EX-31.1 (EX-31.1)
EX-31.2 (EX-31.2)
EX-32.1 (EX-32.1)
EX-99.1 (EX-99.1)
EX-99.2 (EX-99.2)

* Information called for by Part III (Items 10 through 14) is incorporated by reference to the Registrant's Proxy Statement dated March 11, 2011.

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

Batesville Security Building Corporation, the nonbank subsidiary, was chartered under the laws of the State of Mississippi on June 23, 1971, for the purpose of acquiring real estate; to hold, improve, develop, operate, manage, mortgage, sell, exchange and lease and to generally deal and manage real estate and personal property.  Batesville Security Building Corporation, a wholly owned subsidiary of Security Capital Corporation, reactivated its operations in 2004 by investing in new leasehold improvements.

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

Security Capital Corporation’s lending services include commercial, real estate, installment, credit card loans,, and agricultural loans.  Revenues from Security Capital Corporation’s lending activities constitute the largest component of Security Capital Corporation’s operating revenues.

At December 31, 2010, the loan portfolio totaled $247.8 million constituting 59.00% of the earning assets of   $420.0 million.  Security Capital Corporation’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors.  Any aggregate credit which exceeds the authority of the loan officer or a combination of several authority limits is forwarded to the Loan Committee for approval.  The Loan Committee is comprised of various Bank Directors, including the Chairman.

Security Capital Corporation’s primary lending areas are the counties of Desoto, Panola, Quitman , Marshall, and Tunica in the State of Mississippi.  Security Capital Corporation may extend credit to borrowers out of the primary lending area but on a limited basis in which the risk is low and/or a relationship may exist with the borrower and an industry or a development in the primary lending area.  The corporation, in an outreach to the “underserved” and “not served”, targets Tate, Union and Lafayette as areas also to serve.

The following tables provide demographic information for Desoto, Panola, Quitman, Marshall, and Tunica counties, and for the State of Mississippi:
Population

	2000	1990	1980	1970

DeSoto	107,199	67,910	53,930	35,885

Panola	34,274	29,996	28,164	26,829

Marshall	34,993	30,361	29,296	24,027

Quitman	10,117	10,490	12,636	15,888

Tunica	9,277	8,164	9,652	11,854

Mississippi	2,844,658	2,573,216	2,520,698	2,216,994

SOURCE: Center for Population Studies, University of Mississippi

PER CAPITA INCOME

	2008	2007	2006	2005	2004

DeSoto	32,393	31,891	31,589	29,623	29,318

Panola	25,646	22,943	22,776	20,908	20,017

Marshall	25,326	23,739	22,754	21,683	20,249

Quitman	26,345	21,978	20,665	20,058	19,482

Tunica	30,072	23,325	21,186	19,656	19,567

Mississippi	30,383	28,541	27,028	25,051	24,518

SOURCE: United States Department of Commerce, Bureau of Economic Analysis

MEDIAN AGE

	2000	1990

DeSoto	33.7	31.5

Panola	33.0	30.1

Marshall	33.9	30.5

Quitman	31.8	30.1

Tunica	30.6	25.3

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

Major classifications of loans were as follows:

	December 31,
	2010	2009
	(In thousands)

Commercial, financial and agricultural	$33,347	$30,580
Real estate - construction and development	56,673	69,797
Real estate - mortgage	134,964	142,917
Installment loans to individuals	20,186	20,702
Other	2,594	2,615
	247,764	266,611
Less allowance for loan losses	(4,477)	(4,352)
	$243,287	$262,259

The success of the loan portfolio is not dependent on a single borrower or group of borrowers. The large loans of the loan portfolio are defined as those loans with a balance of $389,000 and over.  As of December 31, 2010, the loan portfolio totaled $247.8 million of which the large lines total $94.4 million representing 101 borrowers.

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

In 1998, Security Capital Corporation began an expansion to new market areas for the banking operation of  First Security Bank.  In October of 1998, First Security banking locations at Como, Mississippi, and Crenshaw, Mississippi, were purchased from First Tennessee Bank.  In July of 1999, Planters Bank in Tunica was purchased from First Tennessee Bank.  In December of 1995, a loan production office opened in Desoto County in the city of Olive Branch.  In June of 1997, the loan production office extended to a full service bank branch but with a small  facility and  a small staff.  In October of 2001, First Security Bank’s operation in Olive Branch  moved to a newly constructed building with features of four drive-thru lanes and a total square footage of 7,000 to accommodate the projected growth in that area.  In January 2001, a loan production office officially opened in Desoto County in the city of Hernando.  On July 1, 2002, the operation in Hernando moved from a loan production facility to a newly constructed building, a sister to the Olive Branch building, providing full banking services.  In August of 2003, a branch was opened in the town of Pope.  In 2005, First Security Bank continued its expansion in the Desoto County area with the opening of a new branch in Southaven.   Construction was completed in July of 2006 on a new facility for the Robinsonville banking location.  The facility for a new full-service branch on the corner of Goodman Road and Pleasant Hill Road in Desoto County was occupied in September of 2006.  Each of the newly constructed buildings represents state of the art facilities and will meet the needs of the staff and the level of customer activity.  To better serve the customers in northern Panola County, an additional location in Sardis was opened in October of 2006.  On February 19, 2009, a branch identified as the “Barton Branch” was opened in a newly constructed banking facility on the corner of Goodman Road and Highway 309 in Marshall County, Mississippi.   First Security Bank provides ATM services at twenty-two locations, ten of which are not located on bank property. First Security Bank also provides the customer with 24 hours a day, 7 days a week, access to their account balances and activity through a telephone banking product called First Line.  Initiated in October of 2002, First Security Bank offers internet banking, called First Net, to accommodate those customers desiring banking through technology to review their account’s activity and images of the activity, if applicable, and pay their bills from anywhere in the world.

Employees

On December 31, 2010, First Security Bank had 177 full-time equivalent employees.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (discussed in more detail below under “Recent Developments”) has removed many limitations on the Federal Reserve Board’s authority to make examinations of banks that are subsidiaries of bank holding companies.  Under the Dodd-Frank Act, the Federal Reserve Board will generally be permitted to examine bank holding companies and their subsidiaries, provided that the Federal Reserve Board must rely on reports submitted directly by the institution and examination reports of the appropriate regulators (such as the FDIC and the Mississippi Department of Banking and Consumer Finance) to the fullest extent possible; must provide reasonable notice to, and consult with, the appropriate regulators before commencing an examination of a bank holding company subsidiary; and, to the fullest extent possible, must avoid duplication of examination activities, reporting requirements, and requests for information.

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

The following table represents the capital ratios for Security Capital Corporation and First Security Bank as of December 31, 2010:

	Corporation	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	22.43%	18.46%	8.00%
Tier 1 Capital	21.18%	17.21%	4.00%
Leverage Capital	12.98%	10.30%	4.00%

Deposit Insurance Assessments:  The deposits of First Security Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of First Security Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC.  However, a portion of First Security Bank's deposits, relating to a savings association acquisition, are subject to assessments imposed by the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors.  Effective March 31, 2006, the BIF and SAIF funds were merged into the newly created Deposit Insurance Fund (“DIF”).  The DIF is maintained by assessing depository institutions an insurance premium effective 2007.  The premium is based upon statutory factors that include the balance of the insured deposits as well as the degree of risk the institution poses to the fund.  The Federal Deposit Insurance Reform Act of 2005 provided a One-time Assessment Credit of $194,604 to First Security Bank in 2007 as an eligible institution which eliminated the need to pay a DIF premium in that year.  The remaining credit of $44,403 was depleted early in the next year, 2008.    In 2008, the bank paid annualized basis points ranging from 5.45 basis points to 7 basis points for the DIF premium.  On October 3, 2008, deposits at FDIC-insured institutions became insured up to at least $250,000 per depositor with this increase in coverage to cease at December 31, 2013.  On October 14, 2008, the Temporary Liquidity Guarantee Program (TLGP) became available to participating banks.  With this program, First Security Bank opted to cover any noninterest-bearing transaction accounts with a balance exceeding $250,000 at an additional fee of 10 basis points (annualized) to provide this coverage for its customers.  This program, originally to expire on December 31, 2009, was extended to June 30, 2010 and then to December 31, 2010. In 2010, the Dodd-Frank Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  Although the TLGP ceased at its sunset date of December 31, 2010, the Dodd-Frank Act has in effect extended unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions for the period of December 31, 2010 through December 31, 2012.  This regulation also made permanent the standard coverage of $250,000 per depositor, per insured bank, for each account ownership category.  In 2009, First Security Bank paid DIF premiums ranging from annualized basis points of 7.00 to 20.89.  Also in 2009, a special one-time assessment of .05% was paid on total assets less Tier 1 Capital.  In 2010, First Security Bank paid DIF premiums ranging from annualized basis points of 21.04 to 21.21.   Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO").  Based on the assigned FICO debt service rates, the assessments paid by the Bank during 2010 was 1.04 basis points, per $100 of deposits.  The projected assessments for the first quarter of 2011 will be paid based on an assigned FICO debt service rate of 1.02 basis points.

The Dodd-Frank Act also changed the method of calculation for FDIC insurance assessments.  Under the current system, the assessment base is domestic deposits minus a few allowable exclusions, such as pass-through reserve balances.  Under the Dodd-Frank Act, assessments are to be calculated based on the depository institution’s average consolidated total assets, less its average amount of tangible equity.  On February 9, 2011, the FDIC published final regulations implementing these changes.  In addition to providing for the required change in assessment base, the FDIC has modified or eliminate the assessment adjustments based on unsecured debt, secured liabilities, and brokered deposits; added a new adjustment for holding unsecured debt issued by another insured depository institution; and lowered the initial base assessment rate schedule in order to collect approximately the same amount of revenue under the new base as under the old base, among other changes.  Due to the expanded assessment base the new initial base assessment rates will range from 5 to 35 basis points, and total base assessment rates will range from 2.5 to 45 basis points after adjustments.  These final regulations will be effective April 1, 2011.

Legislative and Regulatory Initiatives to Address Financial and Economic Crises

The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September, 2008 to address volatility in the U.S. banking system, including the passage of legislation, the provision of other direct and indirect assistance to financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve Board to provide liquidity to the commercial paper markets and expansion of deposit insurance coverage

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also includes direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

The new administration and Congress have pursued a number of initiatives in an effort to stimulate the economy and stabilize the financial markets, including the enactment of the American Recovery and Reinvestment Act of 2009 and the Small Business Jobs Act of 2010, among others, and have altered the terms of some previously announced policies and programs.

The recent enactment during 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will likely result in increased regulation of the financial services industry.  Provisions likely to affect the activities of the Company and the Bank include, without limitation, the following:

•	Asset-based deposit insurance assessments. FDIC deposit insurance premium assessments will be based on bank assets rather than domestic deposits.

•	Deposit insurance limit increase. The deposit insurance coverage limit has been permanently increased from $100,000 to $250,000.

•
Extension of Transaction Account Guarantee Program.  Unlimited deposit insurance coverage is extended for non-interest-bearing transaction accounts and certain other accounts for two years.  This applies to all banks; there is no opt-in or opt-out requirement.

•
Establishment of the Bureau of Consumer Financial Protection (BCFP).  The BCFP will be housed within the Federal Reserve and, in consultation with the Federal banking agencies, will make rules relating to consumer protection.  The BCFP has the authority, should it wish to do so, to rewrite virtually all of the consumer protection regulations governing banks, including those implementing the Truth in Lending Act, the Real Estate Settlement Procedures Act (or RESPA), the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act (sections 502 through 509 relating to privacy), among others.

•
Risk-retention rule.  Banks originating loans for sale on the secondary market or securitization must retain 5 percent of any loan they sell or securitize, except for mortgages that meet low-risk standards to be developed by regulators.

•
Limitation on federal preemption.  Limitations have been imposed on the ability of national bank regulators to preempt state law.  Formerly, the national bank and federal thrift regulators possessed preemption powers with regard to transactions, operating subsidiaries and attorney general civil enforcement authority.  These preemption requirements have been limited by the Dodd-Frank Act, which will likely impact state banks by affecting activities previously permitted through parity with national banks.

•
Changes to regulation of bank holding companies.  Under Dodd-Frank, bank holding companies must be well-capitalized and well-managed to engage in interstate transactions.  In the past, only the subsidiary banks were required to meet those standards.  The Federal Reserve Board’s “source of strength doctrine” has now been codified, mandating that bank holding companies such as the Company serve as a source of strength for their subsidiary banks, meaning that the bank holding company must be able to provide financial assistance in the event the subsidiary bank experiences financial distress.

•	Executive compensation limitations. The Dodd-Frank Act codified executive compensation limitations similar to those previously imposed on TARP recipients.

This new legislation contains 16 different titles, is over 800 pages long, and calls for the completion of dozens of studies and reports and hundreds of new regulations.  The information provided herein regarding the effect of the Dodd-Frank Act is intended merely for illustration and is not exhaustive, as the full impact of the legislation on banks and bank holding companies is still being studied and in any event cannot be fully known until the completion of hundreds of new federal agency rulemakings over the next few years.  Interested shareholders should refer directly to the Dodd-Frank Act itself for additional information.

The Dodd-Frank Act is one of a number of legislative initiatives that have been proposed in recent months due to the ongoing national and global financial crisis.  It is not possible to predict whether any other similar legislation may be adopted that would significantly affect the operations and performance of the Company and the Bank.

On June 26, 2009, as part of the TARP CPP, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the Treasury Department, pursuant to which the Company sold (i) 17,388 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series UST (the “UST Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 522.00522 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series UST/W (“the “Warrant Preferred Stock”), for an aggregate purchase price of $17,388,000 in cash.  The UST Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Warrant immediately exercised upon its issuance, and the 522 net shares of Warrant Preferred Stock was (after net settlement) entitled to dividends at a rate of 9% per annum.  The Company was subject to these rate requirements until September 29, 2010.

 On September 29, 2010, the Company closed a transaction whereby the Treasury exchanged its 17,910 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series UST and Series UST/W for 17,910 shares of a new series of preferred stock designated Fixed Rate Cumulative Perpetual Preferred Stock, Series CD (the “CDCI Preferred Shares”).  As a result of the Exchange, the Company is no longer participating in the TARP Capital Purchase Program being administered by Treasury and is now participating in Treasury’s TARP Community Development Capital Initiative (the “CDCI”).  In comparison with the rates required by the TARP CPP, the CDCI Preferred Shares entitle the holder to an annual dividend of 2% of the liquidation value of the shares, payable quarterly in arrears, for a period of eight years or until repayment of the principal, whichever expires first.  If the principal remains outstanding at the end of eight years, the annual dividend rate will rise to 9%.  In addition, if the Company fails to maintain its compliance with the eligibility requirements for certification as a Community Development Financial Institution, the annual rate will be 5% when noncompliance exceeds 180 days and 9% for noncompliance exceeding 270 days.

These eligibility requirements include the following:

•	The Company must have a primary mission of promoting community development, based on criteria set forth in 12 C.F.R. 1805.201(b)(1);

•
The Company must provide Financial Products, Development Services, and/or other similar financing as a predominant business activity in arm’s-length transactions, as provided in 12 C.F.R. 1805.201(b)(2);

•	The Company must serve a Target Market by serving one or more Investment Areas and/or Targeted Populations, substantially in the manner set forth in 12 C.F.R. 1805.201(b)(3);

•
The Company must provide Development Services in conjunction with its Financial Products, either directly, through an Affiliate, or through a contract with a third-party provider, as provided in 12 C.F.R. 1805.201(b)(4);

•
The Company must maintain accountability to residents of the applicable Investment Area(s) and/or Targeted Population(s) through representation on its governing Board of Directors or otherwise, as provided in 12 C.F.R. 1805.201(b)(5); and

•
The Company must remain a non-governmental entity which is not an agency or instrumentality of the United States of America, or any State or political subdivision thereof, as described in 12 C.F.R. 1805.201(b)(6) and within the meaning of any supplemental regulations or interpretations of 12 C.F.R. 1805.201(b)(6) or such supplemental regulations published by the Fund.

As used in the discussion above, the terms “Affiliate,” “Financial Products,” “Development Services,” “Target Market,” “Investment Area(s),” and “Targeted Population(s)” have the meanings ascribed to such terms in 12 C.F.R. 1805.104.

Summary

The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. It is not intended to be an exhaustive discussion of all the statutes and regulations having an impact on the operations of such entities.

Competition

The banking business is a highly competitive business.  Security Capital Corporation’s market area consists principally of Panola, Quitman, Desoto, Marshall and Tunica Counties in Mississippi.  Security Capital Corporation competes with other financial institutions, as well as insurance companies and various other entities, for deposits and in providing financial services in these counties and the surrounding counties.  Security Capital Corporation, as provided by the FDIC Market Share Report of June 30, 2010 (the latest Market Share Report), held 58.41% of the deposit market in Panola County.  In Quitman County, this same report reflects Security Capital Corporation holding 20.25% of the deposit market.  In Desoto County, an area filled with large regional banks and national banks, Security Capital Corporation held a 4.15% share of the deposit market as of June 30, 2010.  In Marshall County, Security Capital held a .78% share of the deposit base at June 30, 2010.  In Tunica County, Security Capital Corporation held a 48.81% share of the deposit base as of June 30, 2010.

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

The 2010 annual report and the 2011 proxy material are available on the website, www.firstsecuritybk.com, for the shareholders to review prior to submitting a proxy or attending the 2011 shareholders’ meeting.

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

A portion of the Company’s loan portfolio is secured by real estate.  If the economy continues to deteriorate causing depressed real estate values beyond a certain point, then the collateral value of the portfolio and the revenue stream from those loans could come under stress and possibly require additional loan loss accruals.  The Company’s ability to dispose of foreclosed real estate at prices above the respective carrying values could also be impinged, causing additional losses.

General economic conditions in the areas where the Company’s operations or loans are concentrated may adversely affect our customers’ ability to meet their obligations.

A sudden or severe downturn in the economy in the geographic markets served by the Company in the state of Mississippi may affect the ability of the Company’s customers to meet loan payment obligations on a timely basis.  The local economic conditions in these areas have a significant impact on the Company’s commercial, real estate, and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing such loans.  Changes resulting in adverse economic conditions of the Company’s market areas could negatively impact the financial results of the Company’s banking operations and its profitability.  Additionally, adverse economic changes may cause customers to withdraw deposit balances, thereby causing a strain on the Company’s liquidity.

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

At present the Company’s one-year interest rate sensitivity position continues to indicate an overall neutrality, with a slight tendency to being asset sensitive.  This status projects that a gradual increase in interest rates during the next twelve months should not have a significant impact on net interest income during that period.  However, as with most financial institutions, the Company’s results of operations are affected by changes in interest rates and the Company’s ability to manage this risk.  The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and/or changes in the relationships between long-term and short-term market interest rates.  A change in this difference might result in an increase in interest expense relative to interest income, or a decrease in the Company’s interest rate spread.

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

The Company, as a lender, is exposed to the risk that its customers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on the Company’s operating results. The Company’s credit risk, with respect to its real estate and construction loan portfolio, will relate principally to the creditworthiness of corporations and the value of the real estate serving as security for the repayment of loans. The Company’s credit risk, with respect to its commercial and consumer loan portfolio, will relate principally to the general creditworthiness of businesses and individuals within the Company’s local markets.

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

The Company participates in the U.S. Treasury’s Troubled Asset Relief Program (TARP).

•
In 2009, the Company received $17,388,000 in funding under the Capital Purchase Program, which is part of the Troubled Asset Relief Program or “TARP,” in exchange for preferred stock and preferred stock warrants.  On September 29, 2010, the Company closed a transaction whereby the Treasury exchanged (the “Exchange”) its 17,910 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series UST and Series UST/W for 17,910 shares of a new series of preferred stock designated Fixed Rate Cumulative Perpetual Preferred Stock, Series CD (the “CDCI Preferred Shares”).   As a result of the Exchange, the Company is participating in the Community Development Capital Initiative which is also part of TARP.

•
Participation constrains the Company’s ability to raise dividends and repurchase equity securities and also places certain constraints on executive compensation arrangements. The increased funding provides assurance that the Company can maintain its minimum regulatory capital ratios in the face of future large real estate-related losses.

•
The rules that govern TARP include restrictions on certain compensation to executive officers and a number of others in the Company. Among other things, these rules include a prohibition on golden parachute payments, a prohibition on providing tax gross-ups, a bonus claw-back provision, and a prohibition on paying any bonus payment to the Company’s most highly compensated employee. It is possible that compensation restrictions imposed by TARP could impede our ability to attract and retain qualified executive officers.

•
Our participation in the Capital Purchase Program limited our annual per share dividend payments to no more than the amount paid in the immediately prior fiscal year.  Beginning on September 29, 2008, our ability to repurchase our common stock would also be restricted.

•
Since TARP was part of legislation that has the reputation of being passed as a bailout of the financial industry, participation in the program could also create some reputational risk. This reputation of the program could impede the Company’s ability to attract business in competition with other financial institutions that did not participate. This reputational risk could also impede the Company’s ability to attract and retain qualified executive officers.

•
As a result of the Exchange, the Company is no longer participating in the TARP Capital Purchase Program being administered by Treasury and is now participating in Treasury’s TARP Community Development Capital Initiative (the “CDCI”).  In comparison with the rates required by the TARP CPP, the CDCI Preferred Shares entitle the holder to an annual dividend of 2% of the liquidation value of the shares, payable quarterly in arrears, for a period of eight years or until repayment of the principal, whichever expires first.  If the principal remains outstanding at the end of eight years, the annual dividend rate will rise to 9%.  In addition, if the Company fails to maintain its compliance with the eligibility requirements for certification as a Community Development Financial Institution, the annual rate will be 5% when noncompliance exceeds 180 days and 9% for noncompliance exceeding 270 days.

These eligibility requirements include the following:

•	The Company must have a primary mission of promoting community development, based on criteria set forth in 12 C.F.R. 1805.201(b)(1);

•
The Company must provide Financial Products, Development Services, and/or other similar financing as a predominant business activity in arm’s-length transactions, as provided in 12 C.F.R. 1805.201(b)(2);

•	The Company must serve a Target Market by serving one or more Investment Areas and/or Targeted Populations, substantially in the manner set forth in 12 C.F.R. 1805.201(b)(3);

•
The Company must provide Development Services in conjunction with its Financial Products, either directly, through an Affiliate, or through a contract with a third-party provider, as provided in 12 C.F.R. 1805.201(b)(4);

•
The Company must maintain accountability to residents of the applicable Investment Area(s) and/or Targeted Population(s) through representation on its governing Board of Directors or otherwise, as provided in 12 C.F.R. 1805.201(b)(5); and

•
The Company must remain a non-governmental entity which is not an agency or instrumentality of the United States of America, or any State or political subdivision thereof, as described in 12 C.F.R. 1805.201(b)(6) and within the meaning of any supplemental regulations or interpretations of 12 C.F.R. 1805.201(b)(6) or such supplemental regulations published by the Fund.

As used in the discussion above, the terms “Affiliate,” “Financial Products,” “Development Services,” “Target Market,” “Investment Area(s),” and “Targeted Population(s)” have the meanings ascribed to such terms in 12 C.F.R. 1805.104.

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
Profit-Sharing Plans, IRA's,
Paying Agent Accounts

First Security Bank owns its main office and all of its branch offices, except the Express Branch.  The Express Branch was leased for an annual rent of $10,200 in 2010.  This ground lease agreement had an option to renew which was exercised in 2007.  Under the renewal, the Bank is committed to an annual rent of $10,200 for 2011 through 2012.  The main office facility, originally occupied in 1973, is used solely by Security Capital Corporation and First Security Bank.  This facility contains approximately 21,300 square feet and houses the executive offices and the operations department as well as providing the customer area for cash, deposit, safe deposit and loan transactions.  The other branch buildings range in size from approximately 600 square feet for the Express Branch to 7,000 square feet for the Hernando, Olive Branch, and Southaven locations.

ITEM 3.  LEGAL PROCEEDINGS

First Security Bank is the defendant in a case styled Amy French, individually, and Austin Lenard, a minor, by and through His Next Friend and Mother, Amy French vs. First Security Bank and Joshua Hawkins, Cause No. 2002-327-BB, filed on December 17, 2002, in the Circuit Court of the Second Judicial District of Panola County, Mississippi. The case involves an accident that occurred when a First Security Bank employee traveling in his personal vehicle to service an ATM was involved in an automobile accident.  The pregnant occupant of the other vehicle gave birth later that day.  The claims in the lawsuit are that the mother and child are experiencing permanent and continuing injuries, and the plaintiffs ask for compensatory damages in the amount determined to be fair by the jury.  At December 31, 2010, the legal proceedings had not been resolved.  However, an analysis by legal counsel anticipates possible awards to the claimants to be within the insurance coverage with no potential loss to the Bank and closure of the case is dependent on forthcoming medical documentation on status of claimants.

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

Dividends

Security Capital Corporation paid an annual cash dividend of $.50 per share in 2010 and 2009.  The primary source of funds for dividends paid by Security Capital Corporation to its shareholders is the dividend income received from First Security Bank. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. Under Mississippi law, the payment of dividends by First Security Bank must be approved by the Mississippi Department of Banking and Consumer Finance. The FDIC also has the authority to regulate the payment of dividends and to prohibit a regulated depository institution from engaging in what, in such agency’s opinion, constitutes an unsafe or unsound practice for conducting business. Depending upon the financial condition of the depository institution, payment of dividends could be deemed to constitute such an unsafe or unsound practice. In addition, a depository institution may not pay a dividend or otherwise make a capital distribution if the payment thereof would cause such institution to fail to satisfy its capital requirements.

At December 31, 2010, there were 832 stockholders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Five Year Financial Summary

The following table sets forth certain financial information for Security Capital Corporation on a consolidated historical basis. Such information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes appearing elsewhere in this report.

Security Capital Corporation
Table 1 - Five Year Financial Summary

	12/31/2010	12/31/2009	12/31/2008	12/31/2007	12/31/2006
	(In thousands except per share data and other financial data)
Income Statement Data:
Interest Income	$ 19,785	$ 21,067	$ 27,071	$ 34,133	$ 30,586
Interest Expense	4,276	5,373	8,993	13,699	11,523
Net Interest Income	15,509	15,694	18,078	20,434	19,063
Provision for Loan Losses	2,325	3,911	10,456	1,155	965
Net Interest Income After Provision	13,184	11,783	7,622	19,279	18,098
Noninterest Income	6,355	6,624	7,748	6,849	6,926
Noninterest Expenses	18,493	18,137	16,029	15,538	14,435
Income (loss) Before Income Taxes	1, 046	270	(839)	10,590	10,589
Income Tax Expense (Benefit)	(256)	(528)	(1,022)	3,155	3,349
NET INCOME	1,302	798	183	7,435	7,240
Preferred Dividends	1,014	585	-	-	-
Net income applicable to
common shareholders	288	213	183	7,435	7,240
Per Share Data:
Basic net Income – per common share*	.10	.07	.06	2.58	2.51
Cash Dividends*	.50	.50	.50	1.00	0.95
Book Value*	24.94	25.24	19.42	19.76	18.05

Other Ratios (%):
Return on Average Assets	.06	.04	.04	1.54	1.58
Return on Average Equity	.39	.32	.31	13.44	14.36
Loans to Deposits	60.62	69.52	86.82	88.28	89.08
Loans to Total Assets	48.35	54.26	67.11	72.02	71.27
Equity Capital to Total Assets	14.03	14.81	12.10	11.95	11.34
Average Equity to Average Assets	14.39	14.08	12.15	11.43	10.99
Dividend Payout Ratio	500.00	676.79	787.58	38.76	37.90

Other Financial Data:
Cash Dividends Declared	$1,441,580	$1,441,555	$1,441,280	$2,881,809	$2,743,770
Weighted Average
Outstanding Common Shares	2,883,167	2,882,959	2,882,332	2,881,934	2,880,487

*The per share information is based upon the retroactive effect of the stock dividends for the period, if applicable.
The per share data being reflected was derived using the weighted average number of outstanding shares at
December 31, 2010 as the denominator. (The weighted average number of outstanding shares at December
31, 2010 was 2,883,209.) For example, the cash dividends per share was determined by dividing the amount of dividends by 2,883,209.
	12/31/2010	12/31/2009	12/31/2008	12/31/2007	12/31/2006
	(In thousands except other data)
Balance Sheet Data:
Total Assets	$ 512,482	$ 491,372	$ 462,485	$ 476,530	$ 458,329
Earning Assets	419,954	403,751	395,077	425,879	398,824
Investment Securities AFS	124,447	109,466	69,890	66,160	61,028
Investment Securities HTM	33,095	14,759	5,375	7,235	7,850
Other Securities	1,933	2,223	2,218	2,024	2,250
Loans - Net	243,287	262,259	306,678	338,460	322,324
Allowance for Loan Losses	4,477	4,352	3,675	4,729	4,334
Total Deposits	408,743	383,500	357,483	388,733	366,699
Savings Deposits	28,064	26,830	27,731	26,897	30,553
Time Deposits	158,987	148,746	145,899	175,805	156,692
Long-Term Borrowings	25,127	26,910	28,657	22,082	11,937
Shareholders' Equity	71,913	72,780	55,979	56,939	51,984

Average Balances:
Total Assets	518,551	477,345	482,066	472,756	450,822
Earning Assets	438,687	400,451	422,877	420,609	397,929
Securities	149,068	87,609	78,734	72,399	78,309
Total Loans	258,541	286,433	334,576	340,689	315,468
Allowance for Loan Losses	3,985	4,141	4,963	4,612	4,281
Savings Deposits	27,771	26,512	28,442	29,932	31,363
Time Deposits	156,388	144,736	162,006	168,032	144,549
Long-Term Borrowings	27,219	29,989	29,742	16,291	12,450
Shareholders’ Equity	74,608	67,539	56,228	52,990	50,414

Other Data:
Number of Employees	177	186	189	190	190

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management's Discussion and Analysis of Financial Condition and Results of Operations
For the Years Ended December 31, 2010, 2009, and 2008

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

Results of Operations

Overview

Security Capital Corporation earned $1.3 million of which $288 thousand or $.10 per share was available for common shareholders for 2010, $213 thousand or $.07 per share for 2009, and $ 183 thousand or $.06 per share for 2008 representing an increase of $105 thousand or $.04 per share for the period from year 2008 through year 2010 for common shareholders.  The substantial change in the earnings since 2007 is primarily due to the downturn in the economy that has greatly affected the overall banking industry.

Net Interest Income

Net interest income is the most significant component of Security Capital Corporation’s earnings.  Net interest income is the difference between interest and fees realized on earning assets, primarily loans and securities, and interest paid on deposits and other borrowed funds.  The net interest income is determined by several factors, including the volume of earning assets and liabilities, the mix of earning assets and liabilities and interest rates heavily influenced by nonaccrual loans.  Although there are a certain number of these factors which can be controlled by management policies and actions, there are certain other factors, such as the general level of credit demand, the Federal Reserve Board monetary policy, and changes in tax law that are beyond the control of management.

The decrease in net interest income in 2010 as compared to 2009 is due to a continuing decrease in loans and loan interest rates and an increase in non-accrual loans.

The following table sets forth the major components of interest earning assets and interest-bearing liabilities for three consecutive years ended December 31, 2010.  In the table below, the loan interest includes loan fees and the interest on securities considers discount accretion and premium amortization.

Security Capital Corporation
Table 2 - Average Balances; Interest Earned and Interest Yields
(in thousands)
	Years ended December 31,
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yields	Balance	Interest	Yields	Balance	Interest	Yields
Assets:
Interest-Earning Assets:
Securities	145,905	4,512	3.09	85,672	3,515	4.10	78,188	3,712	4.75
BV to MV	3,163			1,937			546
Total Securities	149,068	4,512	3.03	87,609	3,515	4.01	78,734	3,712	4.71

Loans
Commerical/Agricultural	196,036	10,789	5.50	218,744	12,446	5.69	262,136	17,039	6.50
Consumer/Installment	57,359	4,158	7.25	62,594	4,743	7.58	66,761	5,702	8.54
Mortgage	160	8	5.00	150	12	8.00	232	19	8.19
Other Personal Loans	4,986	221	4.43	4,945	217	4.39	5,447	303	5.56
Total Loans	258,541	15,176	5.87	286,433	17,418	6.08	334,576	23,063	6.89

Other Investments
CDs with Other Banks	671	13	1.94	257	7	2.72	198	10	5.05
Federal Funds Sold	27,681	62	0.22	20,782	47	0.23	3,503	89	2.54
FHLB Account/Other	2,726	22	0.81	5,370	80	1.49	5,866	197	3.36
Total Other	31,078	97	0.31	26,409	134	0.51	9,567	296	3.09

Total Earning Assets	438,687	19,785	4.51	400,451	21,067	5.26	422,877	27,071	6.40

Noninterest Earning Assets:

Allowance for Loan Losses	-3,985			-4,141			-4,963
Fixed Assets	32,708			27,361			23,145
Other Assets	32,063			36,301			24,245
Cash and Due Froms	19,427			17,373			16,762

Total Noninterest Earning Assets	80,213			76,894			59,189

Total Assets	518,900			477,345			482,066

Liabilities & Shareholders' Equity

Interest-Bearing Liabilities
Deposits:
Interest-Bearing DDA	155,585	883	0.57	140,946	981	0.70	135,517	1,767	1.30
Savings Deposits	27,771	57	0.21	26,512	92	0.35	28,442	201	0.71
Time Deposits	156,388	2,242	1.43	144,736	3,043	2.10	162,006	5,651	3.49

Total Interest-Bearing Deposits	339,744	3,182	0.94	312,194	4,116	1.32	325,965	7,619	2.34

Borrowed Funds
Short-Term Borrowings	577	0	0.00	723	2	0.28	2,314	45	1.94
FHLB Advances- Short/Long-Term	26,642	1,094	4.11	29,989	1,255	4.18	31,614	1,329	4.20

Total Borrowed Funds	27,219	1,094	4.02	30,712	1,257	4.09	33,928	1,374	4.05

Total Interest-Bearing Liabilities	366,963	4,276	1.17	342,906	5,373	1.57	359,893	8,993	2.50

Non-Interest-Bearing Liabilities
Non-Interest-Bearing Deposits	69,422			59,201			59,544
Other Liabilities	7,907			7,699			6,401

Shareholders' Equity	74,608			67,539			56,228

Total Liabilities & Shareholders' Equity	518,900			477,345			482,066

Net Interest Income &
Interest Rate Spread		15,509	3.34		15,694	3.69		18,078	3.90

Net Interest Margin			3.54			3.92			4.28

The following table sets forth net interest earning assets and liabilities for 2010, 2009 and 2008.

Table 3 - Net Interest Earning Assets
(in thousands)

	2010	2009	2008

Average Interest
Earning Assets	$438,687	$400,451	$422,877

Average Interest
Bearing Liabilities	366,963	342,906	359,893

Net	$71,724	$57,545	$62,984

Table 3A  - Volume/Rate Analysis depicts the dollar effect of volume and rate changes from 2008 to 2010.  Variances which were not specifically attributable to volume or rate were allocated proportionately between rate and volume using the absolute values of each for a basis for the allocation.  Non-accruing loans were included in the average loan balances used in determining the yields.

Table 3A - Volume/Rate Analysis
(dollars in thousands)

	2010 Change from 2009			2009 Change from 2008
	Volume	Rate	Total	Volume	Rate	Total

INTEREST INCOME (excluding fees):

Loans	-1,648	-487	-2,135	-2,935	-2,710	-5,645

Investment Securities	1,862	-867	995	347	-544	-197

Other	11	-71	-60	84	-246	-162

Total Interest Income	225	-1,425	-1,200	-2,504	-3,500	-6,004

INTEREST EXPENSE:

Interest-Bearing
Demand Deposit Accounts	51	-240	-189	34	-820	-786

Savings Deposits	3	-37	-34	-7	-102	-109

Time Deposits	167	-970	-803	-362	-2,246	-2,608

Borrowed Funds	-129	-123	-252	-131	14	-117

Total Interest Expense	92	-1,370	-1,278	-466	-3,154	-3,620

NET INTEREST INCOME	133	-55	78	-2,038	-346	-2,384

Non-Interest Income and Non-Interest Expense

Non-interest expense increased by 11.90% from 2008 to 2009 and increased by 1.96% from 2009 to 2010.
Increases in non-interest expense in 2010, as well as 2009, are attributable to the increase in FDIC assessments.  In 2009, a small increase was experienced in salaries and employee benefits which, prior to 2008, an increase annually was normally in a range from 3% to 7% depending on the profits and the attainment of performance goals.  In 2010, the effect of the profits of the entity and the goal to control costs can again be seen in a small increase in salaries and employee benefits.  The effects of the economy can also be seen in the increase of professional fees from $440 thousand in 2008 to $939 thousand in 2009.  In 2010, professional fees related to other real estate owned totaled $313 thousand which is in addition to $654 thousand for all other professional services.

The following table provides details on non-interest income and expense for the years ended December 31, 2008 through 2010.

Table 4 - Non-Interest Income and Expense
(in thousands)

	2010	2009	2008
Non-Interest Income:
Trust Department Income	$837	$814	$752
Service Charges: Deposits	4,354	4,826	5,172
Other Operating Income	1,164	984	1,824

Total Non-Interest Income	$6,355	$6,624	$7,748

Non-Interest Expense:
Salaries & Employee Benefits	$9,559	$10,456	$10,227
Occupancy Expense	2,405	2,447	2,475
Other Operating Expense	6,529	5,234	3,507

Total Non-Interest Expense	$18,493	$18,137	$16,209

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

Financial Condition

Loans

The loan portfolio constitutes the major earning asset of Security Capital Corporation and in the opinion of management offers the best alternative for maximizing interest spread above the cost of funds.   Real Estate Loans and Commercial Loans comprise the largest segment of the loan portfolio.  Commercial loans which bear a higher degree of risk comprise 7.80% of the loan portfolio at December 31, 2010.  Agricultural loans, another type of loan that carries a higher degree of risk, are only 1.57% of the loan portfolio at December 31, 2010.

Authorization of Loans

The Board of Directors of the Corporation has approved guidelines and policies specific for each type loan. These guidelines are followed under the direction of the President and the Senior Loan Administrators.  All loans made above $25,000 will be presented by the officer originating the loan to a loan committee comprised of other officers and directors for a review of the maker(s), repayment ability, source of repayment, type and sufficiency of collateral and length of repayment.  The loans reviewed are compiled into a report certifying that the loans have been made in accordance with the Board approved policies and principles.  This periodic report is submitted to the Directors Loan Committee for review and then ratified at the next scheduled meeting.    Each loan officer has an individual lending limit (not to exceed the legal limit of $250,000) which is awarded based on his or her lending experience and length of service.  Any loan in excess of the loan officer’s limit must be approved prior to consummation by the Senior Loan Administrators, the President or the Board of Directors.  All loans or lines of credit over $250,000 must be pre-approved by the Directors’ Loan Committee.

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

Characteristics, Criteria and Risks of Types

The composition of the loan portfolio consists chiefly of  real estate, agricultural, consumer and commercial loans.  Real estate loans, in addition to the general collateral and documentation requirements, require the performance of an appraisal or evaluation before the credit decision is made.  An appraisal is required for all new real estate loans where the loan amount is $250,000 or greater.  All appraisals must be prepared by a certified appraiser.   However, on 1-4 family residential real estate loans less than $1,000,000, the appraisal may be prepared by a licensed appraiser.  For small loans (less than $250,000), the appraisals may be performed by a certified or licensed in-house appraiser. Real estate loans, which were prior to 2008 considered a low risk, now in today’s economy and market are subject to extensive review in all stages of consideration and status.  Agricultural loans mandate an extensive review of the customer’s farming track record, financial statements, cash flow statements, projected income and collateral.   The depth of these reviews should determine the honesty, integrity, the debt status, the repayment ability and the collateral strength of the farmer.  To combat this high risk area, the bank’s policy is for production loans to be completely secured with tangible assets and not to exceed 60% of the projected cash repayment ability. Consumer loans are another area of high risk due to the type and location of the collateral and the volatility of the economy which may affect the payback ability of the customer.  The consumer loans normally require the pledging of collateral.  Credit card loans (a very high risk area) - in the consumer group - require a financial statement submitted in order for a credit limit of $5,000 and over to be granted.  Commercial loans require a review of the purpose and the assessment of the future benefit of the operation, the financial statements, and the collateral on the onset to determine the strength of the potential loan asset.  The degree of risks associated with the commercial lending is dependent on the completeness of the initial loan evaluation process.

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

The following table reflects outstanding balances by loan type for the past five years.

Table 5 - Loans by Type
(in thousands)

	2010	2009	2008	2007	2006
Commercial, Financial & Agricultural	$33,347	$30,580	$44,752	$39,135	$38,349
Real Estate - Construction & Development	56,673	69,797	96,049	124,714	105,545
Real Estate - Mortgage	134,964	142,917	144,647	151,998	153,525
Installment Loans to Individuals	20,186	20,702	22,999	24,624	26,858
Other	2,594	2,615	1,906	2,718	2,381

Total Loans	$247,764	$266,611	$310,353	$343,189	$326,658

The following table reflects the maturity schedule or repricing frequency of all loans that will reprice or mature within one year.

Table 6 - Loan Liquidity
(in thousands)

	Within	1 thr 5	Over
Loans That Will Reprice or Will Mature:	1 Year	Years	5 Years	Total
Allocation by Maturity Date:
Commercial, financial and agriculture loans	$17,760	$15,450	$137	$33,347
Construction and development	44,460	12,201	12	56,673
Total	$62,220	$27,651	$149	$90,020

Repricing frequency of loan types above:
Fixed Rate	$16,162	$14,777	$35	$30,974
Variable Rate	46,058	12,874	114	59,046

Total	$62,220	$27,651	$149	$90,020
Percent of Total	69.12%	30.72%	0.16%	100.00%

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

Security Capital Corporation
Table 7 - Allowance for Loan Losses
(in thousands)
	2010	2009	2008	2007	2006
Balance at
Beginning of Year	$4,352	$3,675	$4,729	$4,334	$3,899

Less: Loans Charged-Off
Commercial, Financial & Agricultural	611	303	107	92	105
Real Estate - Construction & Development	1,002	1,452	8,959	202	35
Real Estate - Mortgage	379	987	683	76	44
Installment Loans to Individuals	856	1,070	2,255	2,025	1,017
Other	141	517	1,871	5	13
Total Charge-Offs	2,989	4,329	13,875	2,400	1,214

Add: Charge-Off Recovered
Commercial, Financial & Agricultural	74	69	17	10	8
Real Estate - Construction & Development	9	44	510	11	4
Real Estate - Mortgage	75	94	59	27	21
Installment Loans to Individuals	593	837	1,778	1,591	648
Other	38	51	1	1	3
Total Recoveries	789	1,095	2,365	1,640	684

Less: Net Charge-Offs	2,200	3,234	11,510	760	530

Add: Current Year Provision	2,325	3,911	10,456	1,155	965

Balance at End of Year	$4,477	$4,352	$3,675	$4,729	$4,334

Loans at End of Year (Net of Allowance)	$243,287	$262,259	$306,678	$338,460	$322,324

Ratio: Allowance to Loans	1.84%	1.66%	1.20%	1.40%	1.34%

Average Loans	$258,541	$286,433	$334,576	$340,689	$315,468

Ratio: Allowance to Average Loans	1.73%	1.52%	1.10%	1.39%	1.37%

Ratio: Net Charge-Offs to Average Loans	0.85%	1.13%	3.44%	0.22%	0.17%

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

Table 8 - Nonperforming Assets
(in thousands)
	2010	2009	2008	2007	2006
Loans:
Non-accrual	$9,584	$15,244	$3,271	$1,043	$819

90 Days+ Past-Due	63	12	3,616	1,725	1,489

Total Nonperforming Loans	$9,647	$15,256	$6,887	$2,768	$2,308
As % of Total Loans	3.89%	5.72%	2.22%	0.81%	0.71%

Other Real Estate	$20,272	$20,770	$14,046	$716	$365
As % of Total Loans	8.18%	7.79%	4.53%	0.21%	0.11%

Allowance for loan losses	$4,477	$4,352	$3,675	$4,729	$4,334

Loan Charge-Offs	$2,989	$4,329	$13,875	$2,400	$1,214

Total Loans	$247,764	$266,611	$310,353	$343,189	$326,658

The consolidated allowance for loan losses reflected in Table 7 are the balances remaining after the charge-offs for the year.

The loan portfolio contained $9.6 million in non-accrual loans represented by114 loans and an aggregate of $63 thousand of 90 days past due and over as of December 31, 2010.   If the non-accrual loans had been performing loans during the 2010 period, interest income would have shown an addition of $409 thousand.  Loans of 90 days and over past due are automatically classified as nonaccrual loans unless collectibility is expected.  The interest income recognized in 2010 for the loans classified as 90 days and over past due at December 31, 2010, was nominal.

Potential Problem Loans

As of December 31, 2010, loan management had not identified any loans requiring greater than normal supervision other than the loans in the categories of Watch, Substandard and Doubtful indicated below.  Analysis of possible workout plans does not anticipate any deficiency.  The actual deficiency depends on the market for the equipment and real estate at the time of disposal.

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

All watch list loans are subject to additional scrutiny and monitoring.  Security Capital Corporation’s policies require loan officers to identify borrowers that should be monitored in this fashion and believe this process ultimately results in the identification of problem loans in a more timely fashion.  At December 31, 2010, Security Capital Corporation in its allowance for loan losses analysis classified $44,093,000 with a rating of Substandard, of which $28,171,000 needed no allowance and $15,922,000 required an allowance of $2,608,000.

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

	Table 8A - Allocation of the Allowance for Loan Losses
	(Dollars in thousands)
	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Balance	Percent	Balance	Percent

Commercial, Financial
& Agricultural	$310	6.92%	$861	19.78%	$367	9.99%	$547	11.57%	$590	13.61%

Real Estate - Construction
& Development	2,178	48.65%	1,787	41.06%	2,029	55.21%	1,758	37.18%	913	21.07%

Real Estate - Mortgage	1,773	39.60%	1,500	34.47%	1,037	28.22%	1,558	32.95%	1,922	44.35%

Installment Loans
to Individuals	98	2.19%	123	2.83%	240	6.53%	770	16.29%	460	10.61%

Other Loans	118	2.64%	81	1.86%	2	0.05%	95	2.01%	413	9.53%

Unallocated	-	-	-	-	-	-	-	-	36	0.83%

Total Loans	$4,477	100.00%	$4,352	100.00%	$3,675	100.00%	$4,728	100.00%	$4,334	100.00%

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

At December 31, 2009 and 2010, the allowance for loan losses reflects an increase of $677 thousand and $125 thousand respectively from the previous December 31.  The increase is a normal variance stemming from the analysis of the loan portfolio, which heavily concentrates on the collectibility, cash flows, meeting contract obligations and sufficiency of collateral on impaired loans.

In 2007, the loan charge offs and loan recoveries increased significantly.  The significant increase in loan charge-offs can be credited to installment loans to individuals.  The charge-offs for the classification of installment loans to individuals – which includes charged-off overdrafts – increased from $1.0 million to $2.0 million from 2006 to 2007.

For 2008 through 2010 activity in the allowance for loan losses reflects the state of the economy and the condition of the real estate market.  In 2010, the allowance was decreased by $1 million for construction and real estate development loans that failed and, in addition, $611 thousand of non-performing commercial loans created another major decrease.  The allowance was charged in 2009 with approximately $1.5 million due to declining values in collateral and poor customer performance in loans primarily for construction and development in real estate.  In 2008, the allowance was charged $9 million for this type loan.  The majority of the charges were due to losses from overdrafts on deposit accounts.  In 2010, the allowance was charged with $856 thousand for consumer loans and $593 thousand was recovered.  In 2009, approximately $1.1 million was charged to the allowance for consumer loans and $1.1 million was recovered.  In 2008, $2.3 million was charged to the allowance for consumer loans and $2.4 million was recovered.

 The ratio of the Allowance for Loan Losses to Loans for the years presented reflects a range from a low of 1.20% in 2008 to a high of 1.84% in 2010.

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

Table 9 - Securities
(in thousands)
	2010	2009	2008	2007	2006
Securities Available-for-Sale
U. S. Agencies	$21,164	$21,258	$1,075	$1,536	$5,441
Mortgage Backed	43,308	40,223	37,534	34,452	20,915
State, Municipals & Other	59,975	47,985	31,281	30,172	34,672

Total Securities AFS	124,447	109,466	69,890	66,160	61,028

Securities Held-to-Maturity
U. S. Agencies	25,578	9,614	-	-	-
State, Municipals & Other	7,517	5,145	5,375	7,235	7,850

Total Securities HTM	33,095	14,759	5,375	7,235	7,850

Other Securities
Equities	1,933	2,223	2,218	2,024	2,250

Total Securities	$159,475	$126,448	$77,483	$75,419	$71,128

The security portfolio is composed of U. S. Treasury securities, U. S. Agency securities, State and Municipal securities - both tax-exempt and taxable, equities, and mortgage-backed securities.

Table 10
Securities & Repricing Schedule
For 12/31/2010
(in thousands)

	1 Year	After 1 Year	5 to 10	Over
	and Less	Thru 5 Years	Years	10 Years
Agencies
Fair Value	$1,010	$1,539	$10,368	$33,217
Book Yield	5.100	1.262	1.789	1.812

Taxable Municipals
Fair Value	26	145	612	3,421
Book Yield	4.527	4.790	4.250	5.305

Municipals
Fair Value	9,556	32,425	11,118	10,230
Book Yield	3.178	3.677	4.897	6.577

Equity-FHLB	-	-	-	1,433
Book Yield	-	-	-	5.080

Other Securities	13	-	-	500

MBS
Fair Value	-	-	-	43,308
Book Yield	-	-	-	4.501

Total Fair Values	$10,605	$34,109	$22,098	$92,109
Weigh Bk Yields	3.360	3.573	3.421	3.776

Table 11
Securities Weighted Maturity and Tax Equivalent Yield by Classification
December 31, 2010

	Weighted	Weighted
	Maturity	Tax-Equivalent
	(Years)	Yield
U. S. Agencies	12.32	1.860%
Mortgage Backed	4.11	4.501%
Taxable Municipals	10.70	5.137%
Tax-Exempt Municipals	5.17	4.303%

Total Securities Portfolio	7.136	3.614%

The weighted tax-equivalent yields reflected in the table above were calculated using amortized costs and a tax rate of 34%.

The securities portfolio carries varying degrees of risk.  Investments in U. S. Treasury and U. S. Agency securities have little or no credit risk.  Mortgage-backed securities are substantially issues of federal agencies.  Obligations of states and political subdivisions are the areas of highest potential credit exposure in the portfolio.  This risk is minimized through the purchase of high quality investments.  When purchased, obligations of states and political subdivisions and corporate bonds must have a credit rating by Moody’s or Standard and Poor’s of “A” or better.  The risk of non-rated municipal bonds is minimized by limiting the amounts invested in local issues. Management believes the non-rated securities are of high equality.  No securities of an individual issuer exceeded 10% of Security Capital Corporation’s shareholders’ equity as of December 31, 2010.  Security Capital Corporation does not use off-balance sheet derivative financial instruments as defined in FASB Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging.”

The securities investment was increased as investment decisions favored securities investments when adequate loan funding was maintained.  In 2010, the investment in securities increased by $33.1 million due to a decrease in loans.

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

Table 12 - Deposit Information
(in thousands)
	2010		2009		2008		2007		2006
	Average	Avg	Average	Avg	Average	Avg	Average	Avg	Average	Avg
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest- Bearing
Demand	$69,143		$58,940		$59,286		$56,816		$58,635
Savings	279		261		258		251		242
Interest-bearing
Demand	155,585	0.70	140,946	0.70	135,517	1.30	135,369	2.76	132,447	2.65
Savings	27,771	0.35	26,512	0.35	28,442	0.71	29,932	1.52	31,363	1.50
Time Deposits	156,388	2.10	144,736	2.10	162,006	3.49	168,032	4.86	144,549	4.27
	$409,166		$371,395		$385,509		$390,400		$367,236

Table 13 - Maturity Ranges of Time Deposits
With Balances More Than $100,000
As of December 31, 2010
(in thousands)

3 Months or Less	$32,412
Over 3 Months thru 6 Months	19,245
Over 6 Months thru 12 Months	23,037
Over 12 Months	6,191
$80,885

Security Capital Corporation in its normal course of business will acquire large certificates of deposit (time deposits), generally from public entities that exhibit a variety of maturities.  These funds are acquired on a bid basis and are considered to be part of the deposit base of Security Capital Corporation.

Borrowings

Aside from the core deposit base and large denomination certificates of deposit mentioned above, the remaining funding sources include short-term and long-term borrowings.  As of December 31, 2009, Security Capital Corporation’s short-term borrowings consisted of approximately $1.0 million of the Treasury Tax and Loan open-end note and $1,000,000 of the $27,909,000 borrowed from the Federal Home Loan Bank.  As of December 31, 2010, short-term borrowings were composed of $843 thousand of the Treasury Tax and Loan open-end note and $1,000,000 of the $26,127,000 borrowed from the Federal Home Loan Bank.  Security Capital Corporation foresees short-term borrowings to be a continuing source of liquidity and will continue to use these borrowings as a method to fund short-term needs.

At the end of 2009 and 2010, Security Capital Corporation had long-term debt in the amount of $26,909,000 and $25,127,000, respectively.  Scheduled principal payments of $1,819,000 are due to the Federal Home Loan Bank in 2011.  The rates on the debt with Federal Home Loan Bank as of December 31, 2010
, ranged from 2.568% to 5.810% with the maturities ranging to 2032.  The maximum month-end balance during 2010 with Federal Home Loan Bank occurred at the beginning of 2010 with the balance of $27,846,000.  For 2010, the average outstanding long-term balance was $26,642,000 for debt with Federal Home Loan Bank.

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

Security Capital Corporation addresses short–term liquidity from both an asset liquidity and a liability liquidity viewpoint.  Short-term asset liquidity is provided by money market assets, the investment portfolio, and readily saleable bank assets.  Short-term liability liquidity is measured by the liabilities considered to be more volatile in nature and more likely to be sensitive to changes in interest rates.  Short-term liquidity is monitored through the asset/liability reports in a measure of a coverage ratio and a crisis coverage ratio.  These ratios measure the ability of the bank to raise cash quickly and how many times this cash will cover volatile liabilities.  For December 31, 2010, the coverage ratio was 6.14.  Of this ratio, the calculated reserves or the source for cash was $185.3 million which would be needed to meet the demand of the identified volatile liabilities and unused loan commitments of $22.9 million and $5.2 million, respectively.  The crisis ratio looks at the coverage of volatile liabilities under a scenario where cash is needed immediately.  The crisis ratio for December 31, 2010, was 2.63. The identified reserves for a crisis ratio totaled $147.3 million and the volatile liabilities and unused loan commitments totaled $56.0 million.  Additionally, the bank monitors liquidity by looking at the ratio of cash and short-term investments versus non-core funding.  The liquidity ratio for December 31, 2010, was in compliance with the policy limit of 15% with a ratio of 45.20%.  This ratio measures the net cash and short-term marketable assets of $112.4 million to the net deposits and short-term liabilities of $248.7 million. The Corporation’s dependency ratio of        -21.67% was in compliance with the policy ratio of 20.0% at December 31, 2010.  This ratio measures the net volatile liabilities to the earning assets less short-term investments.

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

    At December 31, 2010, the Company had outstanding loan origination commitments and unused commercial and commercial and retail lines of credit of $17.5 million.  Letters of credit commitments totaling $10.5 million consisted of financial standby letters of credit of $6.4 million, performance standby letters of credit of $1.1 million and commercial letters of credit of $3.0 million.  We anticipate that we will have sufficient funds available to meet current origination and other lending commitments.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of securities, sale of loans and/or the temporary curtailment of lending activities.  Certificates of deposit that are scheduled to mature within one year totaled approximately $136 million at December 31, 2010.  We expect to retain a substantial majority of these certificates of deposit.

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

    The analysis performed using December 31, 2010, data projecting for the period ending December 31, 2011, reflected the net interest income at $15.6 million and the Return on Assets (ROA) and Return on Equity (ROE) were projected for 2011 at .44% and 3.82%, respectively.  To compare, the actuals at December 31, 2010, were .06% and .39%, respectively.  In the current model, the net interest margin 3.58 drops to 3.11 in the 200 ramp down and a drop to 3.34 in the down 100 ramp.  For the 200 ramp up and the 100 ramp up, the model reflects an increase to 4.78 and 4.23, respectively. The Economic Value of Equity increased 10.0% in the up 200 ramp.  The down 200 ramp results in a decrease to net interest income of 16.3% which is well within the policy limit of 30%.  As rates move up or down 100 or 200 basis points, we see a small change in net interest income.  The model shows if rates continue to tighten, the risk to earnings will be minimal.

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

    In addition to the funds provided by operations of $9.6 million in 2010, the increase of deposits by $25.2 million and the decrease of loans by $15.5 million provided the source of funding for an increase in securities and federal funds sold of $35.8 million and $10.7 million, respectively.

Table 14 - Funding Uses and Sources details the main components of cash flows for 2008 thru 2010.

Table 14 - Funding Uses and Sources
(in thousands)
	2010			2009			2008
		Increase			Increase			Increase
	Average	(Decrease)%		Average	(Decrease)%		Average	(Decrease)%
	Balance	Amount	Change	Balance	Amount	Change	Balance	Amount	Change
Funding Uses
Loans	$258,541	$(27,892)	(9.74)	$286,433	$(48,143)	(14.39)	$334,576	$(6,113)	(1.79)
Securities*	145,905	60,233	70.31	85,672	7,484	9.57	78,188	5,534	7.62
Federal Funds Sold	27,681	6,899	33.20	20,782	17,279	493.26	3,503	600	20.67
	432,127	39,240	9.99	392,887	(23,380)	(5.62)	416,267	21	0.01

Funding Sources
Noninterest Bearing Deposits
Demand Deposits	69,143	10,203	17.31	58,940	(346)	(0.58)	59,286	2,470	4.35
Savings Deposits	279	18	6.90	261	3	1.16	258	7	2.79
Interest Bearing Deposits
Demand Deposits	155,585	14,639	10.39	140,946	5,429	4.01	135,517	148	0.11
Savings Deposits	27,771	1,259	4.75	26,512	(1,930)	(6.79)	28,442	(1,490)	(4.98)
Time Deposits	156,388	11,652	8.05	144,736	(17,270)	(10.66)	162,006	(6,027)	(3.59)
Borrowings	27,219	(3,493)	(11.37)	30,712	(3,216)	(9.48)	33,928	10,218	43.10
	$436,385	$34,278	8.52	$402,107	$(17,330)	(4.13)	$419,437	$5,326	1.29

*Cost basis is used for securities instead of market values.

Table 15 - Liquidity and Interest Rate Sensitivity reflects interest earning assets and interest-bearing liabilities by maturity distribution.  Product lines repricing in time periods predetermined by contractual agreements are included in the respective maturity categories.

Table 15 - Liquidity; Interest Rate Sensitivity
(in thousands)
As of December 31, 2010

	Less	Over 3 Mos	Over 1 yr	Over
	3 Mos	thru 1 Yr	thru 3 Yrs	3 Yrs	Total
Interest Earning Assets
Loans	$115,287	$59,559	$52,214	$20,704	$247,764
Short-Term Investments	31,270	-	-	-	31,270
Investment Securities	9,635	29,649	57,634	62,557	159,475
Other	-	-	-	6,650	6,650
Total Interest Earning Assets	156,192	89,208	109,848	89,911	445,159

Interest Bearing Liabilities
NOW	32,499	-	9,526	57,956	99,981
Money Market	12,520	-	2,200	13,409	28,129
Savings Deposits	33,976	-	2,140	11,510	47,626
Time Deposits	42,646	75,596	16,220	24,525	158,987
Short-Term Borrowings	-	1,000	-	-	1,000
Long-Term Borrowings	-	-	11,309	13,818	25,127
Total Interest Bearing Liabilities	$121,641	$76,596	$41,395	$121,218	$360,850

Rate Sensitive Assets (RSA)	156,192	245,400	355,248	445,159	445,159
Rate Sensitive Liabilities (RSL)	121,641	198,237	239,632	360,850	360,850
Rate Sensitive Gap	34,551	12,612	68,453	(31,307)	84,309
Rate Sensitive Cumulative Gap	34,551	47,163	115,616	84,309	84,309
Cumulative % of Earning Assets	7.76%	10.59%	25.97%	18.94%	18.94%
Cumulative % of Total Assets	6.74%	9.20%	22.56%	16.45%	16.45%

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

Income Sensitivity :
Based on simulation modeling at December 31, 2010 and December 31, 2009, our net interest income would change over a one-year time period due to changes in interest rates as follows:

Table 15A - Change in Net Interest Income Over One Year Horizon

	(Dollars in Thousands)
	at December 31, 2010		at December 31, 2009
	Dollar	%	Dollar	%
Changes in Levels of Interest Rates	Change	Change	Change	Change

Increase 2.00%	$841	5.40%	$479	2.90%
Increase 1.00%	356	2.30%	446	2.70%
Decrease 1.00%	(424)	-2.70%	(73)	-0.40%
Decrease 2.00%	(622)	-4.00%	(228)	-1.40%

As of December 31, 2009 and 2010, the neutral status is evident as reflected in the nominal, projected percentage changes, in the ramps, as shown above.

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

Management believes Security Capital Corporation and First Security Bank meet all the capital requirements as of December 31, 2010, as noted below in Table 16 - Capital Ratios, and is well-capitalized under the guidelines established by the banking regulators.  To be well-capitalized, Security Capital Corporation and First Security Bank must maintain the prompt corrective action capital guidelines described above.

Security Capital Corporation paid dividends of $.50 per share for 2009 and 2010.  The dividends totaled $1,441,580 in 2010 and $1,441,555  in 2009.  The small increase in 2010 is due to the small decrease in the number of treasury shares.

Table 16 - Capital Ratios
(Dollars in thousands)

	As of December 31,
	2010	2009	2008
Tier 1 Capital

Total Tier 1 Capital	$66,803	$67,717	$51,597

Total Capital
Tier 1 Capital	66,803	67,717	51,597
Allowable Allowance for Loan Losses	3,942	4,117	3,675

Total Capital	$70,745	$71,834	$55,272

Risk Weighted Assets

Net Average Assets	$514,677	$473,289	$463,804

Total Risk Weighted Assets	$314,858	$329,554	$357,261

Risk Based Ratios (%)
Tier 1 Leverage Ratio	12.98	14.31	11.12
Tier 1 Risk Based Capital Ratio	21.22	20.55	14.44
Total Risk Based Capital Ratio	22.47	21.80	15.47

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments. At December 31, 2010, the Company had $17.5 million in unused loan commitments outstanding.  Of these commitments, $2.6 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers.  At December 31, 2010, the Company had, issued and outstanding, $3.0 million in commercial letters of credit, $6.4 million in financial standby letters of credit, and $1.1 million in performance standby  letters of credit.

At December 31, 2010, there was no standby letter of credit issued on the Company’s behalf by a Federal Home Loan Bank.  At December 31, 2009, there was $20 million in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. At December 31, 2008, there was $25 million in standby letters of credit issued on the Company’s behalf by a Federal Home Loan Bank. The Company used these letters of credit as additional collateral on loan participations sold and is obligated to the Federal Home Loan Bank if the letters of credit must be drawn upon.

 Tabular Disclosure of Contractual Obligations

Tabular Disclosure of Contractual Obligations
(in thousands)

	Payment due by period
		Less than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$26,127	$1,819	$12,304	$2,860	$9,144

Capital Lease Obligations	-	-	-	-	-

Operating Lease Obligations	20	10	10	-	-

Purchase Obligations	-	-	-	-	-

Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP	-	-	-	-	-

Total	$26,147	$1,829	$12,314	$2,860	$9,144

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
Security Capital Corporation

We have audited the accompanying consolidated balance sheets of Security Capital Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. We also have audited Security Capital Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Security Capital Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Capital Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Security Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/S/ T. E. Lott & Company

Columbus, Mississippi
March 15, 2011

SECURITY CAPITAL CORPORATION
SELECTED FINANCIAL DATA
YEARS ENDED DECEMBER 31,

	2010	2009	2008	2007	2006
	(In thousands, except per share data)
INCOME DATA
Interest and fees on loans	$15,176	$17,418	$23,063	$30,283	$27,013
Interest and dividends on securities	4,512	3,515	3,712	3,403	3,294
Other interest income	97	134	296	447	279
Total interest income	19,785	21,067	27,071	34,133	30,586
Interest expense	4,276	5,373	8,993	13,699	11,523
Net interest income	15,509	15,694	18,078	20,434	19,063
Provision for loan losses	2,325	3,911	10,456	1,155	965
Net interest income after provision for
loan losses	13,184	11,783	7,622	19,279	18,098
Service charges on deposit accounts	4,354	4,826	5,172	5,152	4,592
Other income	2,001	1,798	2,576	1,697	2,334
Total noninterest income	6,355	6,624	7,748	6,849	6,926
Salaries and employee benefits	9,559	10,456	10,227	10,141	9,276
Occupancy and equipment expense	2,405	2,447	2,475	2,302	1,888
Other expenses	6,529	5,234	3,507	3,095	3,271
Total noninterest expenses	18,493	18,137	16,209	15,538	14,435

Income (loss) before income taxes	1,046	270	(839)	10,590	10,589
Income taxes (benefit)	(256)	(528)	(1,022)	3,155	3,349

Net income	$1,302	$798	$183	$7,435	$7,240
Preferred dividends	1,014	585	-	-	-
Net income applicable to
common shareholders	$288	$213	$183	$7,435	$7,240

PER COMMON SHARE DATA (1)
Basic net income - per common share	$0.10	$0.07	$0.06	$2.58	$2.51
Dividends	0.50	0.50	0.50	1.00	0.95
Book value	24.94	25.24	19.42	19.76	18.05

OTHER RATIOS (%)
Return on Average Assets	0.06	0.04	0.04	1.54	1.58
Return on Average Equity	0.39	0.32	0.31	13.44	14.36
Loans to Deposits	60.62	69.52	86.82	88.28	89.08
Loans to Total Assets	48.35	54.26	67.11	72.02	71.27
Equity Capital to Total Assets	14.03	14.81	12.10	11.95	11.34
Average Equity to Average Assets	14.39	14.08	12.15	11.43	10.99
Dividend Payout Ratio	500.00	676.79	787.58	38.76	37.90

FINANCIAL DATA
Total assets	$512,482	$491,372	$462,485	$476,530	$458,329
Net loans	243,287	262,259	306,678	338,460	322,324
Total deposits	408,743	383,500	357,483	388,733	366,669
Total shareholders' equity	71,913	72,780	55,979	56,939	51,984

(1) Restated for stock dividends, if applicable

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

ASSETS	2010	2009
	(In thousands)

Cash and due from banks	$14,822	$16,722
Interest-bearing deposits with banks	442	323
Total cash and cash equivalents	15,264	17,045

Federal funds sold	31,270	20,550
Certificates of deposit with other banks	1,778	296

Securities available-for-sale	124,447	109,466
Securities held-to-maturity (estimated fair value of $32,541 in 2010 and $14,781 in 2009)	33,095	14,759
Securities, other	1,933	2,223
Total securities	159,475	126,448

Loans, less allowance for loan losses of $4,477 in 2010 and $4,352 in 2009	243,287	262,259
Interest receivable	2,902	3,235
Premises and equipment	22,922	23,908
Other real estate	20,272	20,770
Goodwill	3,874	3,874
Cash surrender value of life insurance	6,650	6,444
Customers' liability on acceptances	1,142	1,429
Other assets	3,646	5,114

Total Assets	$512,482	$491,372

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing deposits	$74,022	$61,673
Interest-bearing deposits	334,721	321,827
Total deposits	408,743	383,500

Interest payable	419	556
Acceptances outstanding	1,142	1,429
Borrowed funds	26,970	28,912
Other liabilities	3,295	4,195
Total liabilities	440,569	418,592

Shareholders' equity:
Preferred stock, $1,000 par value, 25,000 shares authorized, 17,910 shares issued	17,742	17,504
Common stock - $5 par value, 10,000,000 shares authorized, 2,890,811 shares issued	14,454	14,454
Surplus	40,733	40,732
Retained earnings (deficit)	(2,214)	(1,061)
Accumulated other comprehensive income	1,236	1,189
Treasury stock, at par, 7,602 shares and 7,652 shares issued in 2010 and 2009, respectively	(38)	(38)
Total shareholders' equity	71,913	72,780

Total Liabilities and Shareholders' Equity	$512,482	$491,372

The accompanying notes are an integral part of these statements.

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$15,176	$17,418	$23,063
Interest and dividends on securities:
Taxable	2,877	2,101	2,111
Tax-exempt	1,635	1,414	1,601
Other	97	134	296
Total interest income	19,785	21,067	27,071

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	1,118	1,323	2,752
Interest on other deposits	2,064	2,793	4,867
Interest on borrowed funds	1,094	1,257	1,374
Total interest expense	4,276	5,373	8,993

Net interest income	15,509	15,694	18,078

Provision for loan losses	2,325	3,911	10,456
Net interest income after provision for loan losses	13,184	11,783	7,622

OTHER INCOME
Service charges on deposit accounts	4,354	4,826	5,172
Other service charges and fees	635	649	797
Trust Department income	837	814	752
Securities gains	11	20	13
Gains (losses) on sale of other assets, net	81	(97)	552
Income from other real estate	103	141	-
Other	334	271	462
Total other income	6,355	6,624	7,748

OTHER EXPENSE
Salaries and employee benefits	9,559	10,456	10,227
Net occupancy expense	1,246	1,242	1,196
Furniture and equipment expense	1,159	1,205	1,279
Printing, stationery and supplies	242	248	235
Data processing	276	283	203
FDIC assessments	988	1,021	329
Professional fees	654	939	440
Expenses from other real estate	743	539	-
Other	3,626	2,204	2,300
Total other expense	18,493	18,137	16,209

Income (loss) before income taxes	1,046	270	(839)
Income tax benefit	(256)	(528)	(1,022)

Net income	1,302	798	183

Preferred dividends and accretion	1,014	585	-

Net income applicable to common shareholders	$288	$213	$183

Basic net income per common share	$0.10	$0.07	$0.06

The accompanying notes are an integral part of these statements.

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
						Accumulated
				Retained		Other
	Preferred	Common		Earnings	Treasury	Comprehensive
	Stock	Stock	Surplus	(Deficit)	Stock	Income	Total

Balance, January 1, 2008	$-	$14,454	$40,701	$1,502	$(44)	$326	$56,939

Cumulative effect of adoption of ASC Subtopic 715-60	-	-	-	(77)	-	-	(77)

Comprehensive income:
Net income for 2008	-	-	-	183	-	-	183
Net change in unrealized gain (loss) on
securities available-for-sale, net of tax	-	-	-	-	-	350	350
Total comprehensive income							533

Cash dividends paid	-	-	-	(1,441)	-	-	(1,441)
Reissuance of treasury stock	-	-	22	-	3	-	25

Balance, December 31, 2008	-	14,454	40,723	167	(41)	676	55,979

Comprehensive income:
Net income for 2009	-	-	-	798	-	-	798
Net change in unrealized gain (loss) on
securities available-for-sale, net of tax	-	-	-	-	-	513	513
Total comprehensive income							1,311

Issuance of preferred stock and warrants	17,388	-	-	-	-	-	17,388
Accretion on preferred stock	116	-	-	(116)	-	-	-
Cash and accrued dividends paid on preferred stock	-	-	-	(469)	-	-	(469)
Cash dividends paid on common stock	-	-	-	(1,441)	-	-	(1,441)
Reissuance of treasury stock	-	-	9	-	3	-	12

Balance, December 31, 2009	$17,504	$14,454	$40,732	$(1,061)	$(38)	$1,189	$72,780

The accompanying notes are an integral part of these statements.

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
						Accumulated
				Retained		Other
	Preferred	Common		Earnings	Treasury	Comprehensive
	Stock	Stock	Surplus	(Deficit)	Stock	Income	Total

Balance, December 31, 2009 (brought forward)	$17,504	$14,454	$40,732	$(1,061)	$(38)	$1,189	$72,780

Comprehensive income:
Net income for 2010	-	-	-	1,302	-	-	1,302
Net change in unrealized gain (loss) on
securities available-for-sale, net of tax	-	-	-	-	-	47	47
Total comprehensive income							1,349

Accretion on preferred stock	238	-	-	(238)	-	-	-
Cash and accrued dividends paid on preferred stock	-	-	-	(775)	-	-	(775)
Cash dividends paid on common stock	-	-	-	(1,442)	-	-	(1,442)
Reissuance of treasury stock	-	-	1	-	-	-	1

Balance, December 31, 2010	$17,742	$14,454	$40,733	$(2,214)	$(38)	$1,236	$71,913

The accompanying notes are an integral part of these statements.

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$1,302	$798	$183
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	2,325	3,911	10,456
Amortization of premiums and discounts on securities, net	1,567	449	69
Depreciation and amortization	1,201	1,241	1,212
Deferred income taxes	(548)	716	2,284
FHLB stock dividend	(6)	(4)	(45)
(Gain) loss on sale of securities, net	(11)	(20)	(13)
(Gain) loss on sale of other assets, net	157	97	(552)
Changes in:
Interest receivable	333	498	2,425
Cash value of life insurance, net	(221)	(218)	(211)
Other assets	2,771	2,472	(2,667)
Interest payable	(137)	(461)	(936)
Other liabilities	(639)	(1,169)	20

Net cash provided by operating activities	8,094	8,310	12,225

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(86,530)	(62,345)	(19,160)
Proceeds of maturities and calls of securities available-for-sale	70,346	23,139	13,016
Proceeds from sales of securities available-for-sale	-	-	2,903
Proceeds of maturities and calls of held-to-maturity	18,570	230	1,860
Purchase of securities held-to-maturity	(37,185)	(9,614)	-
Purchase of other securities	-	-	(572)
Sale of other securities	296	-	422
Additions to premises and equipment	(124)	(730)	(2,546)
Proceeds of sale of other assets	3,063	2,251	578
Purchase of bank-owned life insurance	(21)	-	-
Redemption of bank-owned life insurance	36	60	-
Changes in:
Loans	12,861	30,438	7,025
Federal funds sold	(10,720)	(20,550)	-
Certificates of deposits with other banks	(1,482)	(98)	-

Net cash provided by (used in) investing activities	(30,890)	(37,219)	3,526

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	$-	$17,388	$-
Dividends paid on common stock	(1,442)	(1,441)	(1,441)
Dividends paid on preferred stock	(845)	(354)	-
Reissuance of treasury stock	1	12	25
Repayment of debt	(1,942)	(5,016)	(12,799)
Proceeds from issuance of debt	-	-	23,256
Changes in:
Deposits	25,243	26,017	(31,250)
Federal funds purchased	-	(8,000)	4,000

Net cash provided by (used in) financing activities	21,015	28,606	(18,209)

Net increase (decrease) in cash and cash equivalents	(1,781)	(303)	(2,458)

Cash and cash equivalents at beginning of year	17,045	17,348	19,806

Cash and cash equivalents at end of year	$15,264	$17,045	$17,348

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:
Interest	$4,413	$5,834	$9,929
Income taxes	256	56	610

Noncash activities:
Transfers of loans to other real estate and
repossessed inventory	5,569	10,993	15,550

The accompanying notes are an integral part of these statements.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Security Capital Corporation (Corporation), and its subsidiaries, follow accounting principles generally accepted in the United States of America, including, where applicable, general practices within the banking industry.

1. Basis of Presentation

The consolidated financial statements include the accounts of Security Capital Corporation, a one-bank holding company, and its wholly-owned subsidiaries, First Security Bank (Bank), Batesville Security Building Corporation (Building Corporation), and Bank’s wholly-owned subsidiaries, First Security Insurance, Inc. (Insurance) and First Security Armored Car, Inc. (Courier).  Significant intercompany accounts and transactions have been eliminated.  Certain amounts reported in prior years have been reclassified to conform to the 2010 presentation.  These reclassifications did not significantly impact the Corporation’s consolidated financial condition or results of operations.

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

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4. Securities

Investments in securities are accounted for as follows:

Securities Available-for-Sale

Securities classified as available-for-sale are those securities that are intended to be held for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movements in interest rates, liquidity needs, security risk assessments, changes in the mix of assets and liabilities and other similar factors.  These securities are carried at their estimated fair values and the net unrealized gain or loss is reported as accumulated other comprehensive income, net of tax, until realized.  Premiums and discounts are recognized in interest income using the interest method.

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

Trading Account Securities

Trading account securities are those securities which are held for the purpose of selling them at a profit.  There were no trading account securities on hand at December 31, 2010 and 2009.

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

4. Securities (Continued)

Other Securities

Other securities are carried at cost and consist of investments in stock of the Federal Home Loan Bank (FHLB) and First National Banker’s Bankshares.  The transferability of these stock holdings is restricted.

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

6. Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual and anticipated loss experience, current economic events, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the evaluation of collateral supporting impaired loans, estimated losses on pools of homogeneous loans based on historical loss

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (Continued)

6. Allowance for Loan Losses  (Continued)

experience, and consideration of current economic trends, all of which may be susceptible to significant change.  Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

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

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

9. Other Real Estate

Other real estate consists of properties acquired through foreclosure and is recorded at the lower of cost or current appraised value less estimated expense to sell.  Any write-down from the cost to estimated fair market value required at the time of foreclosure is charged to the allowance for loan losses.  Subsequent gains or losses, including write-downs, on other real estate are reported in other income or expenses.  At December 31, 2010 and 2009, other real estate was $20,272,000 and $20,770,000, respectively.

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

11. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if any dilutive potential common shares had been issued.  For the three years ended December 31, 2010, there were no potential dilutive common shares.  All weighted average, actual shares or per share

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

11. Net Income per Share (Continued)

information in the financial statements have been adjusted retroactively for the effect of stock dividends, if applicable.

Presented below is a summary of the components used to calculate basic net income per share for the years ended December 31, 2010, 2009, and 2008 (as restated for stock dividends):

	2010	2009	2008
	(In thousands, except per share data)
Basic Net Income Per Share

Weighted average common shares outstanding	2,883	2,883	2,882
Net income	$1,302	$798	$183
Basic net income per share	$0.45	$0.28	$0.06
Net income applicable to common shareholders	$288	$213	$183
Basic net income per share	$0.10	$0.07	$0.06

12. Statement of Cash Flow

For purposes of reporting cash flow, cash and cash equivalents include cash on hand and noninterest-bearing and readily available interest-bearing deposits due from other banks.

13. Advertising

Advertising costs are expensed as incurred.  Advertising expense for 2010, 2009, and 2008 was approximately $174,000, $268,000, and $242,000, respectively.

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

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

17. Business Segments

FASB Accounting Standards Codification (ASC)  Topic 280–Segment Reporting, requires public companies to report (i) certain financial and descriptive information about their reportable operating segments (as defined) and (ii) certain enterprise-wide financial information about products and services, geographic areas, and major customers.  Management believes the Corporation’s principal activity is community banking and that any other activities are not considered significant segments.

18. Accounting Pronouncements

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the consolidated balance sheets and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Corporation beginning January 1, 2011. The

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

18. Accounting Pronouncements  (Continued)

remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Corporation on January 1, 2010.  (See Note N – Disclosure About Fair Values of Financial Instruments.)

ASU No. 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  (See Note D – Loans.)  Disclosures that relate to activity during a reporting period will be required for the Corporation’s financial statements that include periods beginning on or after January 1, 2011. ASU 2011-01, “Receivables (Topic 310)—Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for periods ending after June 15, 2011.

ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 will be effective for the Corporation on January 1, 2011 and is not expected have a significant impact on the Corporation’s financial statements.

ASU No. 2010-29, “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 provides clarification regarding the

 (Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

18. Accounting Pronouncements  (Continued)

acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. ASU 2010-29 is effective for the Corporation prospectively for business combinations occurring after December 31, 2010.

NOTE B – RESERVE REQUIREMENTS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank.  The required reserve at December 31, 2010 and 2009 was $433,000 and $293,000, respectively.

NOTE C – SECURITIES

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 2010 and 2009, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2010:
Securities available-for-sale:
U. S. Government agencies	$21,242	$51	$143	$21,150
Mortgage-backed securities	41,733	1,688	112	43,309
State and local political
subdivisions	59,497	929	451	59,975
Other equity securities	4	9	-	13

	$122,476	$2,677	$706	$124,447

Securities held-to maturity:
U. S. Government agencies	$25,578	$5	$600	$24,983
State and local political
subdivisions	7,517	84	43	7,558

	$33,095	$89	$643	$32,541

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE C – SECURITIES (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
December 31,2009:
Securities available-for-sale:
U. S. Government agencies	$21,541	$69	$358	$21,252
Mortgage-backed securities	38,641	1,608	26	40,223
State and local political
subdivisions	47,384	901	300	47,985
Other equity securities	4	2	-	6

	$107,570	$2,580	$684	$109,466

Securities held-to maturity:
U. S. Government agencies	$9,614	$-	$371	$9,243
State and local political
subdivisions	5,145	393	-	5,538

	$14,759	$393	$371	$14,781

The scheduled maturities of securities at December 31, 2010, are as follows:

Securities
Scheduled Maturities

	Available-For-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Within one year	$10,213	$10,272	$320	$320
Over one year through five years	32,196	32,847	1,245	1,262
After five years through ten years	15,931	15,945	6,137	6,154
After 10 years	22,399	22,062	25,393	24,805
Mortgage-backed securities	41,733	43,308	-	-
Other equity securities	4	13	-	-

	$122,476	$124,447	$33,095	$32,541

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  C – SECURITIES (Continued)

Investment securities with a carrying value of $97,176,000 and $52,087,000 at December 31, 2010 and 2009, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

Gross gains of $11,000 in 2010, $20,000 in 2009 and $16,000 in 2008, and gross losses of $0 in 2010, $0 in 2009 and $3,000 in 2008, were realized on securities available-for-sale.

The details concerning securities classified as available-for-sale with unrealized losses as of December 31, 2010 and 2009 were as follows:

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2010
U. S. Government
agencies	$ 8,924	$ 143	$ -	$ -	$ 8,924	$ 143
Mortgage-backed
securities	11,524	112	-	-	11,524	112
State and local political
subdivisions	17,202	369	1,236	82	18,438	451
Other equity securities	-	-	-	-	-	-

	$ 37,650	$ 624	$ 1,236	$ 82	$ 38,886	$ 706

2009
U. S. Government
agencies	$ 17,186	$ 358	$ -	$ -	$ 17,186	$ 358
Mortgage-backed
securities	3,760	26	-	-	3,760	26
State and local political
subdivisions	11,734	235	436	65	12,170	300
Other equity securities	-	-	-	-	-	-

	$ 32,680	$ 619	$ 436	$ 65	$ 33,116	$ 684

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – SECURITIES (Continued)

The details concerning securities classified as held-to-maturity with unrealized losses as of December 31, 2010 and 2009 were as follows:

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2010
U. S. Government
agencies	$ 19,675	$ 600	$ -	$ -	$ 19,675	$ 600
State and local political
subdivisions	2,144	43	-	-	2,144	43
	$ 21,819	$ 643	$ -	$ -	$ 21,819	$ 643

2009
U. S. Government
agencies	$ 9,243	$ 371	$ -	$ -	$ 9,243	$ 371
State and local political
subdivisions	-	-	-	-	-	-
	$ 9,243	$ 371	$ -	$ -	$ 9,243	$ 371

As of December 31, 2010, approximately 29% of the number of securities in the portfolio reflected an unrealized loss.  Management is of the opinion the Corporation has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  Management also believes the deterioration in value is attributable to changes in market interest rates and not to the credit quality of the issuer.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – LOANS

Major classifications of loans were as follows:

	December 31,
	2010	2009
	(In thousands)

Commercial, financial and agricultural	$33,347	$30,580
Real estate - construction and development	56,673	69,797
Real estate - mortgage	134,964	142,917
Installment loans to individuals	20,186	20,702
Other	2,594	2,615
	247,764	266,611
Less allowance for loan losses	(4,477)	(4,352)
	$243,287	$262,259

Included in the above are customer demand deposits in overdraft status of approximately $587,000 at December 31, 2010, and $229,000 at December 31, 2009.

Transactions in the allowance for loan losses were as follows:

	Years Ended December 31,
	2010	2009	2008
		(In thousands)

Balance at beginning of year	$4,352	$3,675	$4,729
Charge-offs during year	(2,989)	(4,329)	(13,875)
Recoveries on loans previously
charged off	789	1,095	2,365
Provision charged to operating expense	2,325	3,911	10,456

Balance at end of year	$4,477	$4,352	$3,675

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – LOANS (Continued)

The following table provides the ending balances in the Company's loans and allowance for loan losses, broken down by portfolio segment as of December 31, 2010. The table also provides additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

		Installment	Commercial,
		and	Financial
	Real Estate	Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$44,284	$28	$950	$45,262
Collectively evaluated	147,359	22,752	32,391	202,502
Total	$191,643	$22,780	$33,341	$247,764

Allowance for Loan Losses
Individually evaluated	$2,870	$1	$8	$2,879
Collectively evaluated	1,136	215	247	1,598
Total	$4,006	$216	$255	$4,477

At December 31, 2010, and December 31, 2009, loans lines of $250,000 and greater, rated substandard or lower, were analyzed for impairment. The following is a summary comparison of the analysis for impairment:

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – LOANS (Continued)

	December 31,
	2010	2009
	(In thousands)
Loans analyzed for impairment
without a valuation allowance	$28,171,248	$14,486,555
Loans analyzed for impairment
with a valuation allowance	17,090,793	17,807,559
Total loans analyzed for impairment	$45,262,041	$32,294,114
Valuation allowance related analysis
of loans for impairment	$2,879,000	$1,961,835

Nonaccrual loans at December 31, 2010 totaled $9,584,000, and the loans past-due ninety days or more and still accruing totaled $63,000.  Nonaccrual loans at December 31, 2009 totaled $15,244,000, and the loans past-due ninety days or more and still accruing totaled $12,000.

The average recorded investment in nonaccrual loans and loans past-due ninety days or more and still accruing during the years ended December 31, 2010, 2009, and 2008 was approximately $10,067,000, $11,068,000 and $9,402,000, respectively.  For the years ended December 31, 2010, 2009, and 2008, the amount of interest income recognized on impaired loans was immaterial.  The amount of interest income that would have been recognized on impaired loans using the cash-basis would have been $435 thousand, $444 thousand, and $105 thousand for the period ended December 31, 2010, 2009 and 2008, respectively.  The Corporation had no loan commitments to borrowers in non-accrual status at December 31, 2010 and 2009.

The following table provides additional detail of loans lines of $250,000 and greater, rated substandard or lower which were analyzed for impairment and reflects the breakdown according to class as of December 31, 2010. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As a majority of these loans at December 31, 2010 are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.

  (Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – LOANS  (Continued)

				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Loans analyzed for
impairment with
no related allowance:
Commercial, financial, and agricultural	$623	$623	$-	$580	$29
Real estate-construction and development	19,055	19,055	-	20,360	762
Real estate-mortgage	9,662	9,662	-	9,759	377
Installment loans and other	-	-	-	-	-
Total	$29,340	$29,340	$-	$30,699	$1,168
Loans analyzed for
impairment with
a related allowance:
Commercial, financial, and agricultural	$327	$347	$8	$338	$12
Real estate-construction and development	10,861	10,861	1,667	10,788	364
Real estate-mortgage	4,706	4,982	1,203	4,784	192
Installment loans and other	28	28	1	31	1
Total	$15,922	$16,218	$2,879	$15,941	$569
Total loans analyzed for
impairment:
Commercial, financial, and agricultural	$950	$970	$8	$918	$41
Real estate-construction and development	29,916	29,916	1,667	31,148	1,126
Real estate-mortgage	14,368	14,644	1,203	14,543	569
Installment loans and other	28	28	1	31	1
Total Impaired Loans	$45,262	$45,558	$2,879	$46,640	$1,737

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – LOANS (Continued)

The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination was $453 thousand and $459 thousand for December 31, 2010 and 2009, respectively.

The following table summarizes by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

		90 Days +
	30-89	Past Due
	Days Past	and Still	Non-Accrual	Total	Total
	Due	Accruing	Loans	Past Due	Loans
	(In thousands)

Commercial, financial	$238	$29	$326	$593	$33,347
and agricultural
Real estate - construction
and development	1,016	-	3,856	4,872	56,673
Real estate - mortgage	2,070	-	5,237	7,307	134,964
Installment loans to individuals	842	-	165	1,007	20,186
Other	67	34	-	101	2,594
Total	$4,233	$63	$9,584	$13,880	$247,764

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company uses the following definitions for risk ratings, which are consistent with the definitions used in supervisory guidance:

Special Mention:  Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – LOANS (Continued)

Substandard:  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Real Estate		Installment	Commercial,
	Commercial &	Real Estate	and	Financial
	Development	Mortgage	Other	and Agriculture	Total
	(In thousands)
Pass	$15,545	$107,179	$21,514	$24,098	$168,336
Special Mention	10,261	10,329	643	7,811	29,044
Substandard	30,867	17,456	623	1,443	50,389
Doubtful	-	-	-	-	-
Subtotal	56,673	134,964	22,780	33,352	247,769
Less:
Unearned Discount	-	-	-	5	5
Loans, net of unearned discount	$56,673	$134,964	$22,780	$33,347	$247,764

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

	Estimated Useful	December 31,
	Life in Years	2010	2009

Land	-	$ 7,439	$ 7,439
Buildings and improvements	10 - 40	18,186	18,144
Furniture and equipment	3 - 10	7,267	7,245
		32,892	32,828
Less accumulated depreciation and amortization		(9,970)	(8,920)

		$ 22,922	$ 23,908

The amount charged to operating expense for depreciation was $1,105,000 for 2010, $1,134,000 for 2009, and $1,108,000 for 2008.

NOTE F – TIMES DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009 was $80,885,000 and $67,578,000, respectively.

Projected maturities of time deposits included in interest-bearing deposits at December 31, 2010, are as follows (in thousands):

Year	Amount
2011	$135,949
2012	5,487
2013	902
2014	1,454
2015	1,798
Thereafter	13,397

$158,987

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – BORROWED FUNDS

Borrowed funds consisted of the following:

	December 31,
	2010	2009
	(In thousands)

FHLB Advances	$ 26,127	$ 27,909
Treasury tax and loan note	843	1,003

	$ 26,970	$ 28,912

The Bank has outstanding advances from the FHLB under a blanket agreement for advances and a security agreement (Agreements).  The Agreements entitle the Bank to borrow funds from FHLB to fund mortgage loan programs and to satisfy certain other funding needs.  Advances from the FHLB have maturity dates ranging from February 2011, through September 2032.  Interest is payable monthly at rates ranging from 2.5675% to 5.810%.  The advances are collateralized by FHLB capital stock, amounts on deposit with the FHLB, and a blanket lien on first mortgage, small business, and agriculture loans equal to the advances outstanding.  FHLB advances available and unused at December 31, 2010, totaled $5.4 million.

The treasury tax and loan note generally matures within one to sixty days from the transaction date.  Interest is paid at an adjustable rate as set by the U.S. Government.

Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis.

Annual principal repayment requirements on FHLB borrowings at December 31, 2010, are as follows:

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – BORROWED FUNDS (Continued)

Year	Amount
(In thousands)
2011	$ 1,819
2012	9,857
2013	2,447
2014	681
2015	2,179
Thereafter	9,144

$ 26,127

NOTE H – EMPLOYEE RETIREMENT PLANS

The Bank has two defined contribution plans (a [401(k)] and an employee stock ownership plan [ESOP]) which covers all employees who satisfy the initial eligibility requirements of one year of service and being age twenty-one or older.

In the 401(k) plan, employees may contribute up to the maximum amount of their salary allowable by law which is matched by the Bank at the rate of 60% up to the first 5% deferred into the plan.  Employer profit-sharing contributions are subject to Board discretion.  The Bank’s contribution was approximately $171,000 for 2010, $297,000 for 2009, and $318,000 for 2008.

The ESOP is funded solely by employer profit-sharing contributions at the discretion of the Board.      The ESOP invests primarily in the stock of the Corporation.  Dividends on ESOP shares are recorded as a reduction of retained earnings and the shares are considered outstanding for earnings per share computation.  Bank contributions were approximately $430,000 for 2010, $301,000 for 2009, and $287,000 for 2008.  The ESOP held 205,887 and 194,887 shares of Corporation common stock, of which 205,887 and 194,887 were allocated shares, at December 31, 2010 and 2009, respectively.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – COMPREHENSIVE INCOME

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting amounts that are displayed as part of other comprehensive income.  The disclosures of the reclassification amounts are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Net change in unrealized gains on
available-for-sale securities	$86	$839	$571
Reclassification adjustment for net
(gains) realized in income	(11)	(20)	(13)
Net unrealized gains	75	819	558
Tax effect	(28)	(306)	(208)

Net change in unrealized gains on
securities available-for-sale, net of tax	$47	$513	$350

NOTE J – INCOME TAXES

The provision (benefit) for income taxes including the tax effects of securities transactions is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Current:
Federal	$241	$(1,040)	$(2,896)
State	51	(203)	(410)
Deferred	(548)	715	2,284

	$(256)	$(528)	$(1,022)

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – INCOME TAXES (Continued)

The difference between the total expected tax expense at the federal tax rate and the reported income tax expense is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Tax (benefit)on income before income taxes	$356	$92	$(285)

Increase (decrease) resulting from:
Tax-exempt income	(630)	(548)	(599)
Disallowed interest expense	30	30	47
State income taxes, net of federal benefit	34	(134)	(271)
Other, net	(46)	32	86
	$(256)	$(528)	$(1,022)

The components of the net deferred tax included in the consolidated balance sheets are as follows:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Other real estate expenses
and writedowns	$651	$-
Other	105	91
	756	91
Deferred tax liabilities:
Allowance for loan losses	(175)	(222)
Premises and equipment	(1,367)	(1,304)
Unrealized gain on securities
available for sale	(735)	(707)
Intangible asset	(949)	(849)
Other	(314)	(314)
	(3,540)	(3,396)
Net deferred tax asset (liability)	$(2,784)	$(3,305)

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – INCOME TAXES (Continued)

ASC Topic 740 – Income Taxes provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  The ASC requires an evaluation of tax positions to determine if the tax positions will more likely than not be sustainable upon examination by the appropriate taxing authority.  The Corporation at December 31, 2010 and 2009 had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  The Corporation’s consolidated income tax returns are not subject to federal and state examinations for the years prior to 2006.

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

	Contractual Amount
	2010	2009
	(In thousands)

Commitments to extend credit	$14,890	$18,146
Credit card arrangements	2,571	2,555
Letters of credit	10,533	10,469

Commitments to extend credit, credit card agreements, commercial letters of credit, and standby letters of credit include some exposure to credit loss in the event of nonperformance of the customer.  The Bank’s credit policies and procedures for such commitments and financial guarantees are the same as those used for lending activities.  Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk.  No significant losses on commitments were incurred during the three years ended December 31, 2010, nor are any significant losses as a result of these transactions anticipated.

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

The Bank leases property for branch offices under a non-cancellable lease agreement that expires in 2012.  The lease is for a five-year period with an option to renew.  The total minimum rental commitment at December 31, 2010, under the lease is approximately $20,400 which is due as follows:

Year	Amount

2011	$ 10,200
2012	10,200
$ 20,400

The annual rental expense was $10,200 for 2010, 2009 and 2008.

The Bank is a defendant in various pending and threatened legal actions arising in the normal course of business.  In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of these matters will not have a material effect on the consolidated financial statements.

NOTE L – RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest.  In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices and are within applicable regulatory and lending limitations.  Such loans amounted to approximately $4,134,000 and $4,282,000 at December 31, 2010 and 2009, respectively.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted average total assets (leverage).  Management’s contention is that as of December 31, 2010, the Corporation and its subsidiary bank exceeded all capital adequacy requirements.

At December 31, 2010 the Bank was categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action.  A financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a Tier 1 leverage capital ratio of 5% or more.  There are no conditions or anticipated events that, in the opinion of management, would change the categorization.

The actual capital amounts and ratios at December 31, 2010 and 2009, are presented in the following table.  No amount was deducted from capital for interest-rate risk exposure.

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – REGULATORY MATTERS (Continued)

	Security Capital
	Corporation
	(Consolidated)		Bank
	Amount	Ratio	Amount	Ratio
	(In thousands)
December 31, 2010
Total risk-based	$70,745	22.5%	$55,487	18.5%
Tier 1 risk-based	66,803	21.2%	51,724	17.2%
Tier 1 leverage	66,803	13.0%	51,724	10.3%

December 31, 2009
Total risk-based	$71,834	21.8%	$54,378	17.4%
Tier 1 risk-based	67,717	20.6%	50,454	16.1%
Tier 1 leverage	67,717	14.3%	50,454	10.8%

The minimum amounts of capital and ratios as established by banking regulators at December 31, 2010 and 2009 were as follows:

	Security Capital
	Corporation
	(Consolidated)		Bank
	Amount	Ratio	Amount	Ratio
	(In thousands)
December 31, 2010
Total risk-based	$25,189	8.0%	$24,049	8.0%
Tier 1 risk-based	12,594	4.0%	12,025	4.0%
Tier 1 leverage	20,587	4.0%	20,082	4.0%

December 31, 2009
Total risk-based	$26,365	8.0%	$25,077	8.0%
Tier 1 risk-based	13,182	4.0%	12,539	4.0%
Tier 1 leverage	18,932	4.0%	18,663	4.0%

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with ASC Topic 825 – Financial Instruments.  The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Deposits – The fair values of demand deposits are, as required by ASC Topic 825, equal to the carrying value of such deposits.  Demand deposits include noninterest-bearing demand deposits, saving accounts, NOW accounts, and money market demand accounts.  The fair value of variable rate term deposits, those repricing within six months or less, approximates the carrying value of these deposits.  Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits repricing after six months.  The discount rate used is based on interest rates currently being offered on comparable deposits as to amount and term.

FHLB and Other Borrowings – The fair value of the fixed rate borrowings are estimated using discounted cash flows, based on current incremental borrowing rates for similar types of borrowing arrangements.  The carrying amount of any variable rate borrowings approximates their fair values.

Off-Balance Sheet Instruments – Fair values of off-balance sheet financial instruments are based on fees charged to enter into similar agreements.  However, commitments to extend credit do not

 (Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

represent a significant value until such commitments are funded or closed.  Management has determined that these instruments do not have a distinguishable far value and no fair value has been assigned.

The estimated fair values of the financial instruments, none of which are held for trading purposes, were as follows:

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)
Financial assets:
Cash and cash equivalents	$15,264	$15,264	$17,045	$17,045
Federal funds sold	31,270	31,269	20,550	20,549
Certificates of deposit with
other banks	1,778	1,778	296	296
Securities available-for-sale	124,447	124,447	109,466	109,466
Securities held-to-maturity	33,095	32,541	14,759	14,781
Securities, other	1,933	1,933	2,223	2,223
Loans	247,764	249,898	266,611	269,134
Financial liabilities:
Noninterest-bearing deposits	74,022	58,013	61,673	61,673
Interest-bearing deposits	334,721	318,760	321,827	295,271
FHLB and other borrowings	26,970	28,671	28,912	31,206

ASC Topic 820 – “Fair Value Measurements and Disclosures” establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes the valuation of the assets and liabilities that the Corporation measures at fair value on a recurring basis, by the ASC Topic 820 pricing observability levels as of December 31, 2010 and December 31, 2009, (in thousands):

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

December 31, 2010:
Available-for-sale securities	$-	$124,447	$-	$124,447

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

December 31, 2009:
Available-for-sale securities	$-	$109,466	$-	$109,466

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS    (Continued)

The fair value of available-for-sale securities is determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1.  The Corporation has no securities classified within Level 1.  If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics.  Level 2 securities include U.S. Treasury securities, Obligations of U.S. government corporations and agencies, Obligations of state and political subdivisions, mortgage-backed securities, and collateralized mortgage obligations.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  The Corporation has no securities classified within Level 3.

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Impaired Loans

Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of ASC Topic 310-Receivables.  Allowable methods for estimation fair value include using the fair value of the collateral for collateral dependent loans, or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.  If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used.  This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate.  The effective interest rate of a loan is the contractual interest rate adjusted for any net deferred loan fees or costs, premium or discount existing at origination or acquisition of the loan.  Impaired loans are classified within Level 3 of the fair value hierarchy.

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  The adjustment at the time of foreclosure is recorded through the allowance for loan losses.  Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed

 (Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

asset could differ from the original estimate.  If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense.  Operating costs associated with the assets after acquisition are also recorded as non-interest expense.  Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense.  Other real estate owned measured at fair value on a non-recurring basis at December 31, 2010 and 2009 amounted to $8.2 million and $11.7 million, respectively.  The remainder of other real estate was carried at cost at December 31, 2010 and 2009, at $4.1 million and $9.1 million, respectively.  Net losses on other real estate disposed of during the year ended December 31, 2010 totaled $171 thousand.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2010 and December 31, 2009.

December 31, 2010
	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$17,091	$-	$-	$17,091
Other real estate owned	8,233	-	-	8,233

December 31, 2009
	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$17,808	$-	$-	$17,808
Other real estate owned	11,664	-	-	11,664

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – CONCENTRATIONS OF CREDIT

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

NOTE P – CONDENSED PARENT COMPANY STATEMENTS

Balance sheets as of December 31, 2010 and 2009, and statements of income and cash flows for the years ended December 31, 2010, 2009, and 2008 of Security Capital Corporation (parent company only) are presented below:

BALANCE SHEET

	December 31,
	2010	2009
	(In thousands)
Assets
Cash and cash equivalents	$1,352	$2,571
Investment in subsidiaries	57,602	56,227
Loans	2,988	6,539
Other real estate	10,386	8,276
Other assets	327	13
	$72,655	$73,626
Liabilities and Shareholders' Equity
Accrued payables	$78	$182
Other liabilities	664	664
Shareholders' equity	71,913	72,780
	$72,655	$73,626

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – CONDENSED PARENT COMPANY STATEMENTS (Continued)

INCOME STATEMENT

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Income
Dividends (including from subsidiary)	$777	$780	$788
Other	127	74	97

	904	854	885

Expenses (total)	1,332	349	279

Income (loss) before income taxes and equity in
undistributed earnings of subsidiaries	(428)	505	606
Income tax benefit	447	99	61
Income before equity in undistributed earnings
of subsidiaries	19	604	667
Equity in undistributed earnings of subsidiaries
in excess of (less than) dividends	1,283	194	(484)

Net income	$1,302	$798	$183

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – CONDENSED PARENT COMPANY STATEMENTS (Continued)

STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
		(In thousands)
Cash Flows from Operating Activities
Net income	$1,302	$798	$183
Equity in subsidiaries' undistributed (earnings) losses	(1,283)	(194)	484
Provision for loan losses	271	-	-
Other real estate writedown	602	-	-
Deferred income tax benefit	(303)	-	-
Loss on sale of other real estate	53	-	-
Other, net	(90)	219	(80)

Net cash provided by operating activities	552	823	587

Cash Flows From Investing Activities
Purchases of assets	(281)	(14,861)	-
Proceeds from sale of other assets	167	-	1,924
Other, net	629	81	184

Net cash provided by (used in) investing activities	515	(14,780)	2,108

Cash Flows From Financing Activities
Dividends paid on common stock	(1,442)	(1,441)	(1,441)
Dividends paid on preferred stock	(845)	(354)	-
Proceeds from issuance of preferred stock	-	17,388	-
Repayment of debit obligations	-	-	(750)
Other, net	1	(123)	23

Net cash used in financing activities	(2,286)	15,470	(2,168)

Net increase (decrease) in cash and cash equivalents	(1,219)	1,513	527

Cash and cash equivalents at beginning of year	2,571	1,058	531

Cash and cash equivalents at end of year	$1,352	$2,571	$1,058

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q – SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS  (UNAUDITED)

	Three Months Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	(In thousands, except per share data)

2010
Total interest income	$4,873	$5,050	$5,010	$4,852
Total interest expense	1,051	1,100	1,060	1,065
Net interest income	3,822	3,950	3,950	3,787
Provision for loan losses	276	576	376	1,097
Net interest income after provision for loan losses	3,546	3,374	3,574	2,690
Total noninterest income, excluding securities gains	1,494	1,566	1,753	1,531
Securities gains	-	5	5	1
Total noninterest expenses	4,414	4,004	5,176	4,899
Income taxes (benefit)	11	197	(136)	(328)

Net income (loss)	615	744	292	(349)

Preferred dividends	289	280	293	152

Net income (loss) applicable to common
shareholders	$326	$464	$(1)	$(501)

Per share: (1)
Net income (loss) per common shareholders	$0.11	$0.16	$(0.00)	$(0.17)
Cash dividends declared	-	-	-	0.50

(1) Restated for stock dividends, if applicable

Weighted Average Shares	2,883,159	2,883,159	2,883,159	2,883,190

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q – SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS      (UNAUDITED) (Continued)

	Three Months Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	(In thousands, except per share data)

2009
Total interest income	$5,468	$5,434	$5,058	$5,107
Total interest expense	1,354	1,379	1,313	1,327
Net interest income	4,114	4,055	3,745	3,780
Provision for loan losses	778	1,490	478	1,165
Net interest income after provision for loan losses	3,336	2,565	3,267	2,615
Total noninterest income, excluding securities gains	1,672	1,990	1,719	1,223
Securities gains	-	11	9	-
Total noninterest expenses	4,398	4,846	4,380	4,513
Income taxes (benefit)	56	(80)	14	(518)

Net income (loss)	554	(200)	601	(157)

Preferred dividends	-	10	289	286

Net income (loss) applicable to common
shareholders	$554	$(210)	$312	$(443)

Per share: (1)
Net income (loss) per common shareholders	$0.19	$(0.07)	$0.11	$(0.16)
Cash dividends declared	-	-	-	0.50

(1) Restated for stock dividends, if applicable

Weighted Average Shares	2,882,697	2,882,945	2,883,050	2,883,137

NOTE R – DISCLOSURE ABOUT CAPITAL PURCHASE PROGRAM

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as the Troubled Asset Relief Program or “TARP”) was enacted.  On October 14, 2008, the U.S. Treasury announced its intention to inject capital into financial institutions under the TARP Capital Purchase Program (the “CPP”).  The CPP is a voluntary program designed to provide capital to healthy, well

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R – DISCLOSURE ABOUT CAPITAL PURCHASE PROGRAM (Continued)

managed financial institutions in order to increase the availability of credit to businesses and individuals and help stabilize the U.S. financial system.

On June 26, 2009, the Company issued to the U. S. Treasury 17,388 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series UST (the “Preferred Stock”), having a liquidation preference of $1,000 per share.  The Preferred Stock has a dividend rate of 5% for the first five years and 9% thereafter.  The Preferred Stock has a call feature after three years.

In connection with the sale of the Preferred Stock, the Company also issued the U.S. Treasury ten-year warrants to purchase up to 522 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series UST/W (the “Warrants”), par value $1,000 per share at an initial exercise price of $.01 per share.  The Warrants were immediately exercised and had a dividend rate of 9%.

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

NOTE S – DISCLOSURE ABOUT COMMUNITY DEVELOPMENT CAPITAL INITIATIVE PROGRAM

On September 29, 2010, the Company closed a transaction whereby the Treasury exchanged its 17,910 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series UST and Series UST/W for 17,910 shares of a new series of preferred stock designated Fixed Rate Cumulative Perpetual Preferred Stock, Series CD (the “CDCI Preferred Shares”).  As a result of the Exchange, the Company is no longer participating in the TARP Capital Purchase Program being administered by

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S – DISCLOSURE ABOUT COMMUNITY DEVELOPMENT CAPITAL INITIATIVE PROGRAM (Continued)

Treasury and is now participating in Treasury’s TARP Community Development Capital Initiative (the “CDCI”).  In comparison with the rates required by the TARP CPP, the CDCI Preferred Shares entitle the holder to an annual dividend of 2% of the liquidation value of the shares, payable quarterly in arrears, for a period of eight years or until repayment of the principal, whichever transpires first.    If the principal remains outstanding at the end of eight years, the annual dividend rate will rise to 9%.  In addition, if the Company fails to retain its certification as a Community Development Financial Institution, the annual rate will be 5% when noncompliance exceeds 180 days and 9% for noncompliance exceeding 270 days.  Certification requires the Company to have a primary mission of promoting community development in targeted areas with a goal to serve the “unserved” markets.

NOTE T – SUBSEQUENT EVENTS

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

As required by Rule 13a-15(b) of the Securities Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of December 31, 2010, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, our controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported in accordance with the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based upon the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework”  issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, management believes that, as of December 31, 2010, the Company maintained effective control over financial reporting.

Remediation of Material Weaknesses in Internal Control

Not Applicable

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the fourth quarter of 2010 or thereafter.

ITEM 9B.   OTHER INFORMATION

Not Applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Included under the heading "Information Concerning Nominees and Directors" in the Company's Proxy Statement dated March 11, 2011, and incorporated by reference herein.

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

Under the Capital Purchase Plan and the CDCI program of the Troubled Asset Relief Program, the Company, as a recipient, is required to have an Excessive Expenditure Policy. Such a policy was adopted by the Company’s Board of Directors on August 20, 2009, and is posted on the Bank’s website at www.firstsecuritybk.com.

ITEM 11.  EXECUTIVE COMPENSATION

Included under the heading "Executive Compensation" in the Company's Proxy Statement dated March 11, 2011, and incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement dated March 11, 2011, and incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Included under the heading "Certain Relationship and Related Transactions” in the Company's Proxy Statement dated March 11, 2011, and incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Included under the heading "Independent Public Accountants and Fees" in the Company's Proxy Statement dated March 11, 2011, and incorporated by reference herein.

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

Security Capital Corporation

Date: March 15, 2011	By /s/ Frank West
      Frank West, Chief Executive Officer

Date: March 15, 2011                                                      By   /s/ Connie Hawkins
      Connie Hawkins, Chief Financial Officer

952131.1/13193.16317

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:	March 15, 2011
/s/ Larry Pratt, Director

DATE:	March 15, 2011
/s/ Frank West, Director

DATE:	March 15, 2011
/s/ Laney Funderburk, Director

DATE:	March 15, 2011
/s/ Joe Brown, Director

DATE:	March 15, 2011
/s/ Ben Smith, Director

DATE:	March 15, 2011
/s/ Ken Murphree, Director

DATE:	March 15, 2011
/s/ Will Hays, Director

DATE:	March 15, 2011
/s/ Tony Jones, Director

DATE:	March 15, 2011
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