Form 10-Q
period 2011-03-31
SECURITY CAPITAL CORP/MS
filed 2011-05-09
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	March 31, 2011
-------------------------

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	000-50224
------------------

SECURITY CAPITAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0681198
(STATE OF INCORPORATION)	(I. R. S. EMPLOYER IDENTIFICATION NO.)

295 HIGHWAY 6 WEST/ P. O. BOX 690
BATESVILLE, MISSISSIPPI	38606
--------------------------------------------------------	----------------------------------------------------------
(ADDRESS OF PRINCIPAL	(ZIP CODE)
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.)

[      ] YES                      [ X ] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AS OF MARCH 31, 2011.

TITLE	OUTSTANDING
COMMON STOCK, $5.00 PAR VALUE	2,883,209

SECURITY CAPITAL CORPORATION
FORM 10-Q

FIRST QUARTER 2011 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets
March 31, 2011 (unaudited) and December 31, 2010

Consolidated Statements of Income
Three months ended March 31, 2011 and 2010 (unaudited)

Consolidated Statements of Comprehensive Income
Three months ended March 31, 2011 and 2010 (unaudited)

Consolidated Statements of Cash Flows
Three months ended March 31, 2011 and 2010 (unaudited)

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

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)
	(Unaudited)
	Mar. 31,	Dec. 31,
	2011	2010
ASSETS
Cash and due from banks	$16,523	$14,822
Interest-bearing deposits with banks	955	442
Total cash and cash equivalents	17,478	15,264
Federal funds sold	38,270	31,270
Certificates of deposit with other banks	1,538	1,778
Securities available-for-sale	131,353	124,447
Securities held-to-maturity, estimated fair value of	43,667	33,095
$43,379 in 2011 and $32,541 in 2010
Securities, other	1,933	1,933
Total securities	176,953	159,475
Loans, less allowance for loan losses of
$4,809 in 2011 and $4,477 in 2010	241,751	243,287
Interest receivable	3,038	2,902
Premises and equipment	22,679	22,922
Other real estate	19,809	20,272
Intangible assets	3,874	3,874
Cash surrender value of life insurance	6,716	6,650
Customers' liability acceptances	1,126	1,142
Other assets	3,260	3,646
Total Assets	$536,492	$512,482
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$77,616	$74,022
Time deposits of $100,000 or more	75,639	80,885
Other interest-bearing deposits	279,826	253,836
Total deposits	433,081	408,743
Interest payable	267	419
Acceptances outstanding	1,126	1,142
Borrowed funds	25,290	26,970
Other liabilities	3,997	3,295
Total Liabilities	463,761	440,569

Shareholders' equity:
Preferred stock - $1,000 par value, 25,000 shares
authorized, 17,910 shares issued	17,805	17,742
Common stock - $5 par value, 10,000,000 shares
authorized, 2,890,811 shares issued	14,454	14,454
Surplus	38,518	40,733
Retained earnings (deficit)	461	(2,214)
Accumulated other comprehensive income	1,531	1,236
Treasury stock, at par, 7,602 shares	(38)	(38)
Total Shareholders' Equity	72,731	71,913
Total Liabilities and Shareholders' Equity	$536,492	$512,482

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)
	(Unaudited)
	For the three months
	ended March 31,
	2011	2010
INTEREST INCOME
Interest and fees on loans	$3,468	$3,701
Interest and dividends on securities	1,148	1,135
Federal funds sold	18	10
Other	1	27
Total interest income	4,635	4,873

INTEREST EXPENSE
Interest on deposits	604	862
Interest on borrowings	175	189
Total interest expense	779	1,051

Net Interest Income	3,856	3,822

Provision for loan losses	430	276
Net interest income after provision
for loan losses	3,426	3,546

OTHER INCOME
Service charges on deposit accounts	971	1,044
Trust Department income	224	231
Other income	399	219
Total other income	1,594	1,494

OTHER EXPENSES
Salaries and employee benefits	2,519	2,623
Occupancy expense	563	603
Other operating expense	1,346	1,188
Total other expenses	4,428	4,414

INCOME BEFORE PROVISION
FOR INCOME TAXES	592	626

PROVISION (BENEFIT) FOR INCOME TAXES	(36)	11

NET INCOME	628	615
Preferred Dividends	(167)	(289)

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS	$461	$326

BASIC NET INCOME PER COMMON SHARE	$0.16	$0.11

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar amounts presented in thousands)

	(Unaudited)
	For the three months
	ended March 31,
	2011	2010

Net income	$628	$615

Other comprehensive income, net of tax:

Unrealized holding gains/(losses)	295	585

Comprehensive Income	$923	$1,200

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts presented in thousands)
	(Unaudited)
	Three months ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$628	$615
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	430	276
Amortization of premiums and discounts on securities, net	429	379
Depreciation and amortization	302	305
FHLB stock dividend	(1)	(2)
(Gain) loss on sale/disposal of other assets, net	(34)	(18)
Changes in:
Interest receivable	(136)	81
Cash value of life insurance, net	(66)	(56)
Other assets	436	(55)
Interest payable	(152)	(112)
Other liabilities	496	832
Net cash provided by operating activities	2,332	2,245

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(12,626)	(32,161)
Proceeds of maturities and calls of securities available-for-sale	5,847	11,962
Purchase of securities held-to-maturity	(13,278)	-
Proceeds of maturities and calls of securities held-to-maturity	2,620	245
Additions to premises and equipment	(27)	(8)
Proceeds from sale of other assets	808	464
Changes in:
Loans	730	3,055
Federal funds sold	(7,000)	(17,450)
Certificates of deposits with other banks	240	-
Net cash used in investing activities	(22,686)	(33,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock	(90)	(229)
Changes in:
Deposits	24,338	33,474
Repayment of debt	(2,044)	(2,194)
Proceeds from issuance of debt	364	382
Net cash provided by financing activities	22,568	31,433

Net increase (decrease) in cash and cash equivalents	2,214	(215)

Cash and cash equivalents at beginning of period	15,264	17,045

Cash and cash equivalents at end of period	$17,478	$16,830

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$931	$1,163
Income taxes	-	-

Non-cash activities:
Transfer of loans to other real estate and repossessed inventory	$422	$723

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, please refer to the Company’s Form 10-K filed March 15, 2011, which includes the consolidated financial statements and footnotes for the year ended December 31, 2010.

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

First Security Bank (the “Bank” or the “subsidiary Bank”) and Batesville Security Building Corporation are wholly-owned subsidiaries of the Company.

First Security Bank was originally chartered under the laws of the State of Mississippi on October 25, 1951, and engages in a wide range of commercial banking activities and emphasizes its local management, decision-making and ownership.  The Bank offers a full range of banking services designed to meet the basic financial needs of its customers.  These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit, and individual retirement accounts.  The Bank also offers a wide range of personal and corporate trust services and commercial, agricultural, mortgage and personal loans.  First Security Bank has branch locations in the following Mississippi communities: Batesville, Pope, Sardis, Como, Crenshaw, Tunica, Hernando, Marks, Olive Branch, Robinsonville, Southaven and Barton.

Batesville Security Building Corporation, the non-bank subsidiary, was chartered under the laws of the State of Mississippi on June 23, 1971, generally, to deal in and manage real estate and personal property.

NOTE C – SECURITIES

  A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at March 31, 2011 and December 31, 2010, follows:

Securities
Amortized Cost and Fair Values

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2011
Securities available-for-sale:
U. S. Government agencies	$27,659	$43	$100	$27,602
Mortgage-backed securities	40,615	1,629	64	42,180
State and local political subdivisions	60,635	1,190	269	61,556
Other equity securities	4	11	-	15

	$128,913	$2,873	$433	$131,353

Securities held-to-maturity:
U. S. Government agencies	$35,221	$17	$421	$34,817
State and local political subdivisions	8,446	119	3	8,562
	$43,667	$136	$424	$43,379

December 31, 2010
Securities available-for-sale:
U. S. Government agencies	$21,242	$51	$143	$21,150
Mortgage-backed securities	41,733	1,688	112	43,309
State and local political subdivisions	59,497	929	451	59,975
Other equity securities	4	9	-	13

	$122,476	$2,677	$706	$124,447

Securities held-to-maturity:
U. S. Government agencies	$25,578	$5	$600	$24,983
State and local political subdivisions	7,517	84	43	7,558
	$33,095	$89	$643	$32,541

The details concerning securities classified as available-for-sale and held-to-maturity with unrealized losses as of March 31, 2011 and December 31, 2010, were as follows:

Securities
Unrealized Losses < and > 12 Months

Available-for-Sale

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2011
U. S. Government
agencies	$17,217	$101	$-	$-	$17,217	$101
Mortgage-backed
securities	11,830	63	-	-	11,830	63
State and local political
subdivisions	9,619	199	1,717	70	11,336	269
	$38,666	$363	$1,717	$70	$40,383	$433

December 31, 2010
U. S. Government
agencies	$8,924	$143	$-	$-	$8,924	$143
Mortgage-backed
securities	11,524	112	-	-	11,524	112
State and local political
subdivisions	17,202	369	1,236	82	18,438	451
	$37,650	$624	$1,236	$82	$38,886	$706

Held-to-Maturity

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2011
U. S. Government
agencies	$29,786	$421	$-	$-	$29,786	$421
State and local political
subdivisions	503	3	-	-	503	3
	$30,289	$424	$-	$-	$30,289	$424

December 31, 2010
U. S. Government
agencies	$19,675	$600	$-	$-	$19,675	$600
State and local political
subdivisions	2,144	43	-	-	2,144	43
	$21,819	$643	$-	$-	$21,819	$643

NOTE D - LOANS

Loans
Major Classifications

Major classifications of loans were as follows:
	March 31,	December 31,
	2011	2010
	(In thousands)

Commercial, financial and agricultural	$36,450	$33,347
Real estate - construction and development	58,544	56,673
Real estate - mortgage	129,387	134,964
Installment loans to individuals	20,793	20,186
Other	1,386	2,594
	246,560	247,764
Less allowance for loan losses	(4,809)	(4,477)
	$241,751	$243,287

Transactions in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$4,477	$4,352
Provision for loan losses	430	276
Loans charged-off	(300)	(711)
Recoveries on loans previously charged-off	202	226
Balance at end of period	$4,809	$4,143

The following table provides the ending balances in the Company’s loans and allowance for loan losses, broken down by portfolio segment as of March 31, 2011 and December 31, 2010.  The table also provides additional detail as to the amount of our loans and allowance that corresponds to individual versus collective impairment evaluation.  The impairment evaluation corresponds to the Company’s systematic methodology for estimating its Allowance for Loan Losses.

March 31, 2011
		Installment	Commercial,
		and	Financial
	Real Estate	Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$43,586	$28	$1,075	$44,689
Collectively evaluated	144,345	22,151	35,375	201,871
Total	$187,931	$22,179	$36,450	$246,560

Allowance for Loan Losses
Individually evaluated	$3,280	$1	$11	$3,292
Collectively evaluated	1,076	235	206	1,517
Total	$4,356	$236	$217	$4,809

December 31, 2010
		Installment	Commercial,
		and	Financial
	Real Estate	Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$44,284	$28	$950	$45,262
Collectively evaluated	147,359	22,752	32,391	202,502
Total	$191,643	$22,780	$33,341	$247,764

Allowance for Loan Losses
Individually evaluated	$2,870	$1	$8	$2,879
Collectively evaluated	1,136	215	247	1,598
Total	$4,006	$216	$255	$4,477

At March 31, 2011, and December 31, 2010, loans lines of $250,000 and greater, rated substandard or lower, were analyzed for impairment.  The following is a summary comparison of the analysis for impairment.

	March 31,	December 31,
	2011	2010
	(In thousands)
Loans analyzed for impairment
without a valuation allowance	$25,464,559	$28,171,248
Loans analyzed for impairment
with a valuation allowance	19,224,857	17,090,793
Total impaired loans	$44,689,416	$45,262,041
Valuation allowance related to impaired loans	$3,292,000	$2,879,000

The following table provides additional detail of loans lines of $250,000 and greater, rated substandard or lower which were analyzed for impairment and reflects the breakdown according to class as of March 31, 2011, and December 31, 2010.  The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs.  As a majority of these loans at March 31, 2011, and December 31, 2010, are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90 days or more past due and still accruing.  The unpaid balance represents the recorded balance prior to any partial charge-offs.

March 31, 2011
				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Loans analyzed for
impairment with
no related allowance:
Commercial, financial, and agricultural	$772	$772	$-	$761	$10
Real estate-construction and development	17,163	17,163	-	17,262	171
Real estate-mortgage	7,530	7,530	-	7,474	86
Installment loans and other	-	-	-	-	-
Total	$25,465	$25,465	$-	$25,497	$267
Loans analyzed for
impairment with
a related allowance:
Commercial, financial, and agricultural	$283	$303	$11	$319	$3
Real estate-construction and development	12,687	12,687	2,085	12,486	65
Real estate-mortgage	6,226	6,502	1,195	6,000	32
Installment loans and other	28	28	1	28	-
Total	$19,224	$19,520	$3,292	$18,833	$100
Total loans analyzed for
impairment:
Commercial, financial, and agricultural	$1,055	$1,075	$11	$1,080	$13
Real estate-construction and development	29,850	29,850	2,085	29,748	236
Real estate-mortgage	13,756	14,032	1,195	13,474	118
Installment loans and other	28	28	1	28	-
Total Impaired Loans	$44,689	$44,985	$3,292	$44,330	$367

December 31, 2010
				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with
no related allowance:
Commercial, financial, and agricultural	$623	$623	$-	$580	$29
Real estate-construction and development	$17,886	$17,886	-	20,360	762
Real estate-mortgage	$9,662	$9,662	-	9,759	377
Installment loans and other	$-	$-	-	-	-
Total	$28,171	$28,171		$30,699	$1,168
Impaired loans with
a related allowance:
Commercial, financial, and agricultural	$327	$347	$8	$338	$12
Real estate-construction and development	$12,030	$12,030	1,667	10,788	364
Real estate-mortgage	$4,706	$4,982	1,203	4,784	192
Installment loans and other	$28	$28	1	31	1
Total	$17,091	$17,387	$2,879	$15,941	$569
Total Impaired Loans
Commercial, financial, and agricultural	$950	$970	$8	$918	$41
Real estate-construction and development	29,916	29,916	1,667	31,148	1,126
Real estate-mortgage	14,368	14,644	1,203	14,543	569
Installment loans and other	28	28	1	31	1
Total Impaired Loans	$45,262	$45,558	$2,879	$46,640	$1,737

The following table summarizes by class the Company’s loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

March 31, 2011
		90 Days +
	30-89	Past Due
	Days Past	and Still	Non-Accrual	Total	Total
	Due	Accruing	Loans	Past Due	Loans
	(In thousands)

Commercial, financial	$762	$-	$276	$1,038	$36,450
and agricultural
Real estate - construction
and development	722	-	4,626	5,348	58,544
Real estate - mortgage	3,247	-	4,633	7,880	129,387
Installment loans to individuals	688	-	87	775	20,793
Other	14	1	-	15	1,386
Total	$5,433	$1	$9,622	$15,056	$246,560

December 31, 2010
		90 Days +
	30-89	Past Due
	Days Past	and Still	Non-Accrual	Total	Total
	Due	Accruing	Loans	Past Due	Loans
	(In thousands)

Commercial, financial	$238	$29	$326	$593	$33,347
and agricultural
Real estate - construction
and development	1,016	-	3,856	4,872	56,673
Real estate - mortgage	2,070	-	5,237	7,307	134,964
Installment loans to individuals	842	-	165	1,007	20,186
Other	67	34	-	101	2,594
Total	$4,233	$63	$9,584	$13,880	$247,764

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

As of March 31, 2011, and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2011
	Real Estate		Installment
	Commercial &	Real Estate	and	Financial
	Development	Mortgage	Other	and Agriculture	Total
	(In thousands)
Pass	$16,181	$101,386	$21,071	$27,229	$165,867
Special Mention	11,742	11,131	614	7,653	31,140
Substandard	30,621	16,876	494	1,570	49,561
Doubtful	-	-	-	-	-
Subtotal	58,544	129,393	22,179	36,452	246,568
Less: Unearned
Discount	-	6	-	2	8
Loans, net of
unearned discount	$58,544	$129,387	$22,179	$36,450	$246,560

December 31, 2010

	Real Estate		Installment	Commercial,
	Commercial &	Real Estate	and	Financial
	Development	Mortgage	Other	and Agriculture	Total
	(In thousands)
Pass	$15,545	$107,179	$21,514	$24,098	$168,336
Special Mention	10,261	10,329	643	7,811	29,044
Substandard	30,867	17,456	623	1,443	50,389
Doubtful	-	-	-	-	-
Subtotal	56,673	134,964	22,780	33,352	247,769
Less: Unearned
Discount	-	-	-	5	5
Loans, net of
unearned discount	$56,673	$134,964	$22,780	$33,347	$247,764

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

	For the Three Months Ended
	March 31, 2011
	Basic income
	applicable to
	common
	shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$461,265	2,883,209	$0.16

	For the Three Months Ended
	March 31, 2010
	Basic income
	applicable to
	common
	shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$326,518	2,883,159	$0.11

NOTE F – FAIR VALUE OF ASSETS AND LIABILITIES

The Company follows the guidance of FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (ASC Topic 820).  ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

ASC Topic 820 defines the fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with ASC Topic 820, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheets.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the ASC Topic 820 hierarchy in which the fair value measurements fell as of March 31, 2011 and December 31, 2010, (in thousands):

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

March 31, 2011:
Available-for-sale securities
U. S. Government agencies	$-	$27,606	$-	$27,606
State and local political subdivisions	-	61,556	-	61,556
Mortgage-backed securities	-	42,191	-	42,191
	$-	$131,353	$-	$131,353

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

December 31, 2010:
Available-for-sale securities
U. S. Government agencies	$-	$21,164	$-	$21,164
State and local political subdivisions	-	59,975	-	59,975
Mortgage-backed securities	-	43,308	-	43,308
	$-	$124,447	$-	$124,447

There were no transfers of financial assets among Level 1, Level 2 and Level 3 during 2011.

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy:

Impaired Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of ASC Topic 310, Receivables.  Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

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

The following table presents the fair value measurement of impaired loans measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fell at March 31, 2011 and December 31, 2010, (in thousands):

March 31, 2011

	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans
Real estate - construction
and development	$12,687	$-	$-	$12,687
Real estate - farmland	132	-	-	132
Real estate - 1-4 family
residential	4,019	-	-	4,019
Nonfarm/Nonresidential	2,208	-	-	2,208
Commerical and industrial	151	-	-	151
Consumer	28	-	-	28
Total impaired loans	$19,225	$-	$-	$19,225

December 31, 2010
	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$17,091	$-	$-	$17,091

Total loans analyzed for impairment had a carrying amount of $44,689,000 at March 31, 2011.  Of this  amount, $19,225,000 had a reserve allocated of $3,292,000.  Total loans analyzed for impairment at December 31, 2010 totaled $45,262,000 of which $17,091,000 had a reserve allocated of $2,879,000.

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at March 31, 2011 and December 31, 2010 amounted to $9.8 million and $8.2 million, respectively, with the remainder carried at cost.  Write-downs and sales resulted in a decrease of $843 thousand and $2.1 million in the three months ending March 31, 2011 and March 31, 2010, respectively.  Increases to other real estate owned occurred due to additional loan foreclosures and capital expenditures made to improve individual properties.  These increases totaled $380 thousand for the period ending March 31, 2011 and $892 thousand for the period ending March 31, 2010.

The following table presents the fair value measurement of other real estate measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fell at March 31, 2011 and December 31, 2010, (in thousands):

March 31, 2011

	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Other real estate owned	$9,765	$-	$-	$9,765

December 31, 2010
	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Other real estate owned	$8,233	$-	$-	$8,233

The following disclosure of the estimated fair value of financial instruments is made in accordance with ASC Topic 825 Financial Instruments.  The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The estimated fair values of the financial instruments, none of which are held for trading purposes, were as follows:

Fair Value of Financial Instruments

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)
Financial assets:
Cash and cash equivalents	$17,478	$17,478	$15,264	$15,264
Federal funds sold	38,270	38,269	31,270	31,269
Certificates of deposit with
other banks	1,538	1,538	1,778	1,778
Securities available-for-sale	131,353	131,353	124,447	124,447
Securities held-to-maturity	43,667	43,379	33,095	32,541
Securities, other	1,933	1,933	1,933	1,933
Loans	246,560	248,684	247,764	249,898
Financial liabilities:
Noninterest-bearing deposits	77,616	60,830	74,022	58,013
Interest-bearing deposits	355,465	338,515	334,721	318,760
FHLB and other borrowings	25,290	26,885	26,970	28,671

NOTE G – NON-PERFORMING ASSETS

Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. At March 31, 2011, NPA balances were comparable to year-end 2010 primarily due to the continued effect of the adverse economy and real estate downturn on residential land development and construction loan portfolios.

The Company has a significant concentration in real estate lending, including loans to real estate developers secured by real estate located in Desoto County, Mississippi.  Declining real estate values and a severe constriction in the availability of mortgage financing has negatively impacted real estate sales, which has resulted in customers' inability to repay loans. In addition, the value of collateral underlying such loans has decreased materially.  During 2011, the Company has continued to experience significant levels of non-performing assets relating to real estate lending, primarily in our residential real estate portfolio.

As of March 31, 2011, the Company had $5.0 million identified as Troubled Debt Restructured ("TDR") assets.  At December 31, 2010, the Company had $5.01 million TDR assets. The Company’s policy in managing TDRs is to include the asset in NPAs and reserve appropriately with management  working with the borrower on a plan to either return the obligation to an accruing status or take appropriate measures to secure the collateral for disposition.

 The following table presents information with respect to non-performing assets at March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010 (dollars in thousands, except for selected ratios):

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
	2011	2010	2010	2010
Loans on non-accrual status	$9,622	$9,584	$12,268	$13,169
Loans past due 90 days or more but
not non-accrual status	1	63	27	104
OREO - non-performing	16,424	16,887	16,691	15,853
Total NPAs	$26,047	$26,534	$28,986	$29,126

Operating commercial real
estate OREO	$3,385	$3,385	$3,450	$3,536
OREO - non-performing	16,424	16,887	16,691	15,853
Total OREO	$19,809	$20,272	$20,141	$19,389

Selected ratios:
NPLs to total gross loans	3.903	3.894	4.808	5.088
NPAs to total gross loans and OREO	9.779	9.899	10.489	10.392
NPAs to total assets	4.855	5.178	5.556	5.503

NOTE H – OTHER REAL ESTATE OWNED

The following tables reflect the activity in the asset, income and expense accounts during the three month periods ending March 31, 2010 and March 31, 2011.  The first table summarizes the activity in the other real estate asset account.  Additions to other real estate owned include property gained through loan foreclosures as well as capital expenditures since foreclosure.  Sales proceeds represent amounts received on a completion of a sale of property as well as lease purchase payments.  Losses and gains are recognized on the closing of a sale of property and write-downs are incurred as the value reflected on recent appraisals fall below the carrying value of the property.  The second table shows the costs of holding the properties as well as the net losses incurred on the disposition of the properties.

CHANGES IN CARRYING VALUE OF ORE

Balance as of December 31, 2009:		$20,770
Additions to OREO		892
Sales Proceeds		(2,033)
Losses and write-downs, net of gains		(155)
Balance as of March 31, 2010:		$19,474

Balance as of December 31, 2010:		$20,272
Additions to OREO		380
Sales Proceeds		(708)
Losses and write-downs, net of gains		(135)
Balance as of March 31, 2011:		$19,809

	Three Months Ended March 31,
	2011	2010

Writedowns, net of gains on sale	$ 135	$155
Operating expenses, net of rental income	1	101
Total expenses related to foreclosed assets	$ 136	$256

NOTE I – SUBSEQUENT EVENTS

Management has evaluated the effects of subsequent events on these financial statements through the date the financial statements were issued.

NOTE J – RECLASSIFICATION

Certain amounts in the 2010 financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.

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

This discussion and analysis should be read in conjunction with the audited consolidated financial statements, and notes thereto, contained in the Company’s 2010 Form 10-K.

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

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the declining value of collateral securing those loans, is reflective of the business environment in the markets where the Company operates. The present significant downturn in economic activity and declining real estate values has had a direct and adverse effect on the financial condition and results of operations of the Company. This is particularly evident in the residential land development and residential construction segments of the Company’s loan portfolio. Developers or home builders whose cash flows are dependent on the sale of lots or completed residences have reduced ability to service their loan obligations and the market value of underlying collateral has been and continues to be adversely affected. The impact on the Company has been an elevated level of impaired loans, an associated increase in the provision for loan losses expense and charge-offs for the Company leading to a decrease in net income.  The local and regional economy also has a direct impact on the volume of bank deposits.

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

The subsidiary Bank represents the primary assets of the Company.   On March 31, 2011, First Security Bank had approximately $523.3 million in assets compared to $509.9 million at March 31, 2010.  Loans decreased to $240.0 million at March 31, 2011, from $258.5 million at March 31, 2010.  Deposits increased by $15.4 million from March 31, 2010 to March 31, 2011, for a total of $434.5 million.  For the three months ended March 31, 2011, and March 31, 2010, the Bank reported net income of approximately $744,062 and $642,071, respectively.

CHANGES IN FINANCIAL CONDITION

The cash and cash equivalents of $17.5 million at March 31, 2011, reflected an increase of $2.2 million from the cash position of $15.3 million at December 31, 2010.  This increase is attributed to a seasonal fluctuation in normal bank transactions.  The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the Company.

The earning assets at December 31, 2010, were $420.0 million and at March 31, 2011, were $436.6 million.  The   increase is attributable to the growth in short-term investments such as fed funds sold and growth in investment securities.  The premises and equipment, net of accumulated depreciation, at March 31, 2011, totaled approximately $22.7 million – reflecting a decrease of $243 thousand for the first three months in 2011.  Investment securities were $175.0 million at March 31, 2011.  Other assets were $3.2 million at March 31, 2011 and $3.6 million at December 31, 2010.

Deposit liabilities of $433.0 million at March 31, 2011, reflected an increase of $24.3 million from the $408.7 million at December 31, 2010.  The fluctuation in deposits during the first three months is attributable to a normal seasonal increase and an increase in public funds.  An increase in deposits decreases the amount of long-term borrowings and short-term borrowings needed for funding investments in loans and facilities.  Short-term borrowings provide a tool in providing the funding for unforeseen deposit withdrawals and seasonal loan demands.  Due to the increase in deposits, the need for short-term funding was eliminated at March 31, 2011.

The net unrealized gain on available-for-sale securities reflected in accumulated other comprehensive income in shareholders’ equity at December 31, 2010, was $1.2 million.  At March 31, 2011, accumulated other comprehensive income reflected a net unrealized gain on available-for-sale securities of $1.5 million.   The change over these reporting periods reflects the nature of the market.  The changes in the market affected accumulated other comprehensive income with a net after tax increase of $295 thousand for the three months ended March 31, 2011, and $585 thousand for the three months ended March 31, 2010.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company.  The following identify some of the changes for the three months ended March 31, 2011:  purchase of available-for-sale securities totaling $17.5 million and purchases of held-to-maturity securities totaling $8.4 million; maturities, calls and pay-downs of securities of available-for-sale securities totaling $7.7 million and $982 thousand in held-to-maturity securities; an increase of $24 million in deposits; and an increase of $7 million in federal funds sold.

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

In addition, the downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and the subsidiary Bank’s ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that the Bank would be required to increase the allowance for loan losses.  The value of real estate collateral is determined by using a current appraisal. Contrary to any other relevant information an appraisal is considered current if it is less than 12 months old except when economic or market changes have caused values to rise or fall significantly. If a current appraisal is not maintained, the Bank will generally order a new appraisal prior to accepting the property as a result of a deed in lieu of foreclosure or completion of a foreclosure action. Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions and estimates which it believes to be reasonable but which may or may not be accurate. Estimated credit losses means an estimate of the current amount of loans that it is probable the Company will be unable to collect given facts and circumstances as of the evaluation date. Thus, estimated credit losses represent net charge-offs that are likely to be realized for a loan or group of loans.  Accordingly, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, especially considering the overall weakness in the commercial real estate market in our market areas.  The Company does not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing a risk grading system.

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks.  The loan portfolio is represented by the following mix:  Commercial 7.77%; Agricultural 1.68%; Real Estate 81.66%; Consumer 8.37% and Other .52%.  The major components of the real estate loans are 27.35% for construction and land development property, 6.07% for farmland, 37.84% for first liens on 1-4 family residential property, .36% for multi-family property and 28.38% for nonfarm and nonresidential property.

At March 31, 2011, the subsidiary Bank had loans past due as follows:
(in thousands)
Past due 30 days through 89 days	$ 5,606
Past due 90 days or more and still accruing	$ 1

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection.  The non-accrual loans at March 31, 2011, totaled $9.6 million.  Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose.  Other real estate at March 31, 2011, totaled $19.8 million.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms.  The subsidiary Bank had $5.0 million in restructured loans as of March 31, 2011.

For the three months ended March 31, 2011, the Company experienced $300 thousand in charge-offs of loans and $202 thousand in recoveries of loans for a net decrease effect to the allowance for loan losses of $98 thousand.  The net charge-offs represent .41% of average loans.  Of the $300 thousand charge to the allowance for loan losses, the breakdown, per loan category, is:  1% for construction and land development; 27% for 1-4 family residential loans; 3% for commercial loans and 69% for consumer loans.  Consumer loan collections of $184 thousand represent the major component of the $202 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity.    The asset and liability reports for March 31, 2011, substantiate that the Company remains in a neutral position to changes in rates. A 1% increase or decrease in market rates will basically not affect net interest income.  The Company’s policy allows for no more than a 10% movement in NII (net interest income) in a 200 basis point ramp of market rates over a one-year period.  When funds exceed the needs for reserve requirements or short-term liquidity needs, the Company will increase its security investments or invest in federal funds.  It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to ensure rate flexibility and to meet loan funding and liquidity needs.

The financial status at March 31, 2011, reflects a net interest margin of 3.411.  This ratio is consistent with prior periods and represents the continuing effort of management in managing the rates and the funding.  At March 31, 2011, the regulatory liquidity ratio of 44.81% is well within the Bank’s policy requirement of a minimum liquidity ratio of 15%.  In addition, the core deposits represent 67.54% of total assets and temporary investments represent 19.93% of total assets and volatile liabilities represent 1.55% of total assets.

The company’s participation in the United States Treasury’s Capital Purchase Program (CPP) contributed to the excellent liquidity status reflected in the ratios listed below.  The CPP funds were invested at March 31, 2011 in short-term products in anticipation of a recovery in the market.

At March 31, 2011, the tools to meet funding needs are the secured and unsecured lines of credit with the correspondent banks totaling $22 million (to borrow federal funds) and a line of credit with the Federal Home Loan Bank of $109.9 million.  At March 31, 2011, the Company had available (unused) lines of credit of approximately $119.5 million.

CAPITAL RESOURCES

Total consolidated equity capital at March 31, 2011, was $72.7 million or approximately 13.56% of total assets.  The main source of capital for the Company has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital.  The Company and the Bank have adequate capital positions as of March 31, 2011, as reflected below:

	Company	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	22.51%	18.55%	8%
Tier 1 Capital	21.26%	17.29%	4%
Leverage Capital	13.27%	10.31%	4%

RESULTS OF OPERATIONS – YEAR-TO-DATE

The consolidated net income for the Company for the three months ended March 31, 2011, was $628 thousand which reflects an increase of $13 thousand in consolidated net income for the same period in 2010.  The increase in the consolidated net income can be attributed mainly to a decrease in interest expense.

Interest income decreased to $4.6 million for the three months ended March 31, 2011, indicating a decrease of $238 thousand from the $4.9 million for the three months ended March 31, 2010.  The decrease in interest income signifies the management decision to decrease the rate pricing of the loan products.  This decision was stimulated by current market conditions.

Interest expense reflects a decrease of $272 thousand for the three months ended March 31, 2011, from $1.1 million for the same period in 2010.  The decrease in interest expense can be attributed to the low rates that existed during the period ended March 31, 2011.

The increase in the provision for loan losses of $154 thousand is attributed to the evaluation of the quality of the loan portfolio and the quarterly analysis of the allowance for loan losses, which determine the requirements for and the adequacy of the provision.

Non-interest income for the three months ended March 31, 2011, was $1.6 million, which is an increase of $100 thousand from the income for the same period in 2010.  The service charges on deposit accounts, for the three months ended March 31, 2011, and March 31, 2010, were $971 thousand and $1.0 million, respectively.

Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the three months ended March 31, 2011, reveal an increase of $14 thousand or .32% from the same period in 2010.  Salaries and employee benefits of $2.5 million for the three months ended March 31, 2011, represent the largest component of other expenses and the small decrease represents a conservative response to the 2010 Bank performance and the current economy.

Income tax benefit of $36 thousand for the three months ended March 31, 2011, reflects an increase of $47 thousand from the same period in 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  No. 2010-06 Improving Disclosures about Fair Value Measurements. This guidance requires increased fair value disclosures.  There are two components to the increased disclosure requirements set forth in the update:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two and (2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two were required for interim and annual periods beginning after December 15, 2009.  Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010.  Where necessary, the Company has added the required disclosures to our financial statement footnotes.

 In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This standard modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  ASU 2010-28 is effective for fiscal years beginning after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  This guidance provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented.  ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination.  ASU 2010-29 is effective for the Company prospectively for business combinations occurring after December 15, 2010.

In April 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings. The accounting standard was an update to amend previous guidance with respect to troubled debt restructurings.  This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring.  In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring.  The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company is currently evaluating the possible effects of this guidance on its financial statement disclosures.

ITEM NO. 3	QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2010, in the Company’s Form 10-K and Annual Report.

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

ITEM NO. 1A RISK FACTORS

There are no material changes to the Company’s risk factors from what was previously disclosedin the Annual Report on Form 10-K for the year ended December 31, 2010.

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

(b)	The Company did not file any reports on Form 8-K during the quarter ended March 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL CORPORATION

BY /s/ Frank West	BY /s/ Connie Woods Hawkins
Frank West	Connie Woods Hawkins
President and Chief Executive Officer	Executive Vice-President, Cashier
and Chief Financial Officer

DATE: May 9, 2011	DATE: May 9, 2011