Form 10-Q
period 2011-06-30
SECURITY CAPITAL CORP/MS
filed 2011-08-08
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	JUNE 30, 2011
-------------------------

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	000-50224
------------------

SECURITY CAPITAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0681198
(STATE OF INCORPORATION)	(I. R. S. EMPLOYER IDENTIFICATION NO.)

295 HIGHWAY 6 WEST/ P. O. BOX 690
BATESVILLE, MISSISSIPPI	38606
--------------------------------------------------------	----------------------------------------------------------
(ADDRESS OF PRINCIPAL	(ZIP CODE)
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.)

[      ] YES                      [ X ] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AS OF JUNE 30, 2011.

TITLE	OUTSTANDING
COMMON STOCK, $5.00 PAR VALUE	2,883,309

SECURITY CAPITAL CORPORATION
FORM 10-Q

SECOND QUARTER 2011 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets
June 30, 2011 (unaudited) and December 31, 2010

Consolidated Statements of Income
Six months and three months ended June 30, 2011 and 2010 (unaudited)

Consolidated Statements of Comprehensive Income
Six months and three months ended June 30, 2011 and 2010 (unaudited)

Consolidated Statements of Cash Flows
Six months ended June 30, 2011 and 2010 (unaudited)

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

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)
	(Unaudited)
	June 30,	Dec. 31,
	2011	2010
ASSETS
Cash and due from banks	$22,574	$14,822
Interest-bearing deposits with banks	4,655	442
Total cash and cash equivalents	27,229	15,264
Federal funds sold	14,270	31,270
Certificates of deposit with other banks	1,538	1,778
Securities available-for-sale	139,798	124,447
Securities held-to-maturity, estimated fair value of	45,564	33,095
$45,549 in 2011 and $32,541 in 2010
Securities, other	1,935	1,933
Total securities	187,297	159,475
Loans, less allowance for loan losses of
$5,377 in 2011 and $4,477 in 2010	243,461	243,287
Interest receivable	3,046	2,902
Premises and equipment	22,880	22,922
Other real estate	19,679	20,272
Intangible assets	3,874	3,874
Cash surrender value of life insurance	6,772	6,650
Customers' liability acceptances	3,537	1,142
Other assets	3,102	3,646
Total Assets	$536,685	$512,482
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$76,735	$74,022
Time deposits of $100,000 or more	72,533	80,885
Other interest-bearing deposits	279,751	253,836
Total deposits	429,019	408,743
Interest payable	241	419
Acceptances outstanding	3,537	1,142
Borrowed funds	25,427	26,970
Other liabilities	4,719	3,295
Total Liabilities	462,943	440,569

Shareholders' equity:
Preferred stock - $1,000 par value, 25,000 shares
authorized, 17,910 shares issued	17,868	17,742
Common stock - $5 par value, 10,000,000 shares
authorized, 2,890,811 shares issued	14,454	14,454
Surplus	38,520	40,733
Retained earnings (deficit)	776	(2,214)
Accumulated other comprehensive income	2,162	1,236
Treasury stock, at par, 7,502 shares in 2011 and
7,602 shares in 2010	(38)	(38)
Total Shareholders' Equity	73,742	71,913
Total Liabilities and Shareholders' Equity	$536,685	$512,482

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)
	(Unaudited)		(Unaudited)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
INTEREST INCOME
Interest and fees on loans	$3,510	$3,857	$6,978	$7,581
Interest and dividends on securities	1,210	1,168	2,358	2,303
Federal funds sold	12	14	30	24
Other	6	11	7	15
Total interest income	4,738	5,050	9,373	9,923

INTEREST EXPENSE
Interest on deposits	560	826	1,164	1,688
Interest on borrowings	257	274	432	463
Total interest expense	817	1,100	1,596	2,151

Net Interest Income	3,921	3,950	7,777	7,772

Provision for loan losses	1,076	576	1,506	852

Net interest income after provision
for loan losses	2,845	3,374	6,271	6,920

OTHER INCOME
Service charges on deposit accounts	1,023	1,105	1,994	2,149
Trust Department income	209	209	433	440
Securities net gain	245	5	245	5
Other income	436	252	835	471
Total other income	1,913	1,571	3,507	3,065

OTHER EXPENSES
Salaries and employee benefits	2,599	2,164	5,118	4,787
Occupancy expense	586	617	1,149	1,220
Other operating expense	1,075	1,223	2,421	2,411
Total other expenses	4,260	4,004	8,688	8,418

INCOME BEFORE PROVISION
FOR INCOME TAXES	498	941	1,090	1,567

PROVISION (BENEFIT) FOR INCOME TAXES	31	197	(5)	208

NET INCOME	467	744	1,095	1,359

Preferred Dividends	(152)	(280)	(319)	(569)

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS	$315	$464	$776	$790

BASIC NET INCOME PER	$0.11	$0.16	$0.27	$0.27
COMMON SHARE

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar amounts presented in thousands)
	(Unaudited)
			(Unaudited)
	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010

Net income	$467	$744	$1,095	$1,359

Other comprehensive income, net of tax:

Unrealized holding gains	631	429	926	1,014

Comprehensive income	$1,098	$1,173	$2,021	$2,373

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts presented in thousands)
	(Unaudited)
	Six months ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,095	$1,359
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	1,506	852
Amortization of premiums and discounts on securities, net	932	808
Depreciation and amortization	588	607
Deferred income taxes	(124)	-
FHLB stock dividend	(2)	(3)
Gain on securities	(245)	(5)
(Gain) loss on sale/disposal of other assets	(128)	184
Changes in:
Interest receivable	(144)	177
Cash value of life insurance, net	(116)	(111)
Other assets	(1,507)	(629)
Interest payable	(178)	(107)
Other liabilities	3,377	1,565
Net cash provided by operating activities	5,054	4,697

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(39,833)	(55,029)
Purchases of securities held-to-maturity	(16,273)	(14,568)
Proceeds from maturities and calls of securities available-for-sale	21,624	34,788
Proceeds from maturities and calls of securities held-to-maturity	3,620	5,145
Sales of securities available-for-sale	3,832	-
Additions to premises and equipment	(61)	(69)
Proceeds from sale of other assets	882	1,083
Purchase of bank-owned life insurance	(6)	-
Changes in:
(Increase) decrease in loans	(2,670)	4,286
Federal funds sold	17,000	4,885
Certificates of deposits with other banks	240	-
Net cash used in investing activities	(11,645)	(19,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock	(179)	(458)
Changes in:
Deposits	20,276	36,739
Reissuance of treasury stock	2	-
Repayment of debt	(2,247)	(2,390)
Proceeds from issuance of debt	704	140
Net cash provided by financing activities	18,556	34,031

Net increase in cash and cash equivalents	11,965	19,249
Cash and cash equivalents at beginning of period	15,264	17,045
Cash and cash equivalents at end of period	$27,229	$36,294
Cash paid during the period for:
Interest	$1,774	$2,258
Income taxes	176	-

Noncash activities:
Transfer of loans to other real estate and repossessed inventory	$1,022	$1,492

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, please refer to the Company’s Form 10-K filed March 12, 2011, which includes the consolidated financial statements and footnotes for the year ended December 31, 2010.

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

NOTE C – SECURITIES

  A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at June 30, 2011 and December 31, 2010, follows:

Securities
Amortized Cost and Fair Values

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2011
Securities available-for-sale:
U. S. Government agencies	$30,546	$124	$4	$30,666
Mortgage-backed securities	36,079	1,922	1	38,000
State and local political subdivisions	69,721	1,496	103	71,114
Other equity securities	4	14	-	18

	$136,350	$3,556	$108	$139,798

Securities held-to-maturity:
U. S. Government agencies	$35,123	$36	$61	$35,098
State and local political subdivisions	10,441	10	-	10,451
	$45,564	$46	$61	$45,549

December 31, 2010
Securities available-for-sale:
U. S. Government agencies	$21,242	$51	$143	$21,150
Mortgage-backed securities	41,733	1,688	112	43,309
State and local political subdivisions	59,497	929	451	59,975
Other equity securities	4	9	-	13

	$122,476	$2,677	$706	$124,447

Securities held-to-maturity:
U. S. Government agencies	$25,578	$5	$600	$24,983
State and local political subdivisions	7,517	84	43	7,558
	$33,095	$89	$643	$32,541

The details concerning securities classified as available-for-sale and held-to-maturity with unrealized losses as of June 30, 2011 and December 31, 2010, were as follows:

Securities
Unrealized Losses < and > 12 Months

Available-for-Sale

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2011
U. S. Government
agencies	$2,997	$4	$-	$-	$2,997	$4
Mortgage-backed
securities	1,668	1	-	-	1,668	1
State and local political
subdivisions	12,675	103	-	-	12,675	103
	$17,340	$108	$-	$-	$17,340	$108

December 31, 2010
U. S. Government
agencies	$8,924	$143	$-	$-	$8,924	$143
Mortgage-backed
securities	11,524	112	-	-	11,524	112
State and local political
subdivisions	17,202	369	1,236	82	18,438	451
	$37,650	$624	$1,236	$82	$38,886	$706

Held-to-Maturity

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2011
U. S. Government
agencies	$11,564	$61	$-	$-	$11,564	$61
State and local political
subdivisions	-	-	-	-	-	-
	$11,564	$61	$-	$-	$11,564	$61

December 31, 2010
U. S. Government
agencies	$19,675	$600	$-	$-	$19,675	$600
State and local political
subdivisions	2,144	43	-	-	2,144	43
	$21,819	$643	$-	$-	$21,819	$643

NOTE D - LOANS

Loans
Major Classifications

Major classifications of loans were as follows:
	June 30,	December 31,
	2011	2010
	(In thousands)

Commercial, financial and agricultural	$41,987	$33,347
Real estate - construction and development	57,749	56,673
Real estate - mortgage	126,897	134,964
Installment loans to individuals	20,832	20,186
Other	1,373	2,594
	248,838	247,764
Less allowance for loan losses	(5,377)	(4,477)
	$243,461	$243,287

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Balance at beginning of period	$4,809	$4,143	$4,477	$4,352
Provision for loan losses	1,076	576	1,506	852
Loans charged-off	(631)	(1,176)	(931)	(1,887)
Recoveries on loans previously charged-off	123	167	325	393
Balance at end of period	$5,377	$3,710	$5,377	$3,710

The following table provides the ending balances in the Company’s loans and allowance for loan losses, broken down by portfolio segment as of June 30, 2011 and December 31, 2010.  The table also provides additional detail as to the amount of our loans and allowance that corresponds to individual versus collective impairment evaluation.  The impairment evaluation corresponds to the Company’s systematic methodology for estimating its Allowance for Loan Losses.

June 30, 2011
		Installment	Commercial,
		and	Financial
	Real Estate	Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$14,986	$28	$427	$15,441
Collectively evaluated	169,660	22,177	41,560	233,397
Total	$184,646	$22,205	$41,987	$248,838

Allowance for Loan Losses
Individually evaluated	$3,155	$1	$24	$3,180
Collectively evaluated	1,517	383	297	2,197
Total	$4,672	$384	$321	$5,377

December 31, 2010
		Installment	Commercial,
		and	Financial
	Real Estate	Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$44,284	$28	$950	$45,262
Collectively evaluated	147,359	22,752	32,391	202,502
Total	$191,643	$22,780	$33,341	$247,764

Allowance for Loan Losses
Individually evaluated	$2,870	$1	$8	$2,879
Collectively evaluated	1,136	215	247	1,598
Total	$4,006	$216	$255	$4,477

At June 30, 2011, and December 31, 2010, loans lines of $250,000 and greater, rated substandard or lower, were analyzed for impairment.  The following is a summary comparison of the analysis for impairment.

	June 30,	December 31,
	2011	2010
	(In thousands)
Loans analyzed for impairment
without a valuation allowance	$2,790,990	$28,171,248
Loans analyzed for impairment
with a valuation allowance	12,649,950	17,090,793
Total impaired loans	$15,440,940	$45,262,041
Valuation allowance related to impaired loans	$3,180,352	$2,879,000

The following table provides additional detail of loans lines of $250,000 and greater, rated substandard or lower which were analyzed for impairment and reflects the breakdown according to class as of June 30, 2011, and December 31, 2010.  The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs.  As a majority of these loans at June 30, 2011, and December 31, 2010, are on nonaccrual status, the recorded investment excludes any insignificant amount of accrued interest receivable on loans 90 days or more past due and still accruing.  The unpaid balance represents the recorded balance prior to any partial charge-offs.

June 30, 2011
				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Loans analyzed for
impairment with
no related allowance:
Commercial, financial, and agricultural	$159	$159	$-	$168	$4
Real estate-construction and development	472	472	-	471	2
Real estate-mortgage	2,160	2,160	-	2,164	48
Installment loans and other	-	-	-	-	-
Total	$2,791	$2,791	$-	$2,803	$54
Loans analyzed for
impairment with
a related allowance:
Commercial, financial, and agricultural	$268	$288	$24	$268	$-
Real estate-construction and development	8,330	8,330	2,186	8,272	13
Real estate-mortgage	4,024	4,485	969	4,039	20
Installment loans and other	28	28	1	28	-
Total	$12,650	$13,131	$3,180	$12,607	$33
Total loans analyzed for
impairment:
Commercial, financial, and agricultural	$427	$447	$24	$436	$4
Real estate-construction and development	8,802	8,802	2,186	8,743	15
Real estate-mortgage	6,184	6,645	969	6,203	68
Installment loans and other	28	28	1	28	-
Total Impaired Loans	$15,441	$15,922	$3,180	$15,410	$87

December 31, 2010
				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with
no related allowance:
Commercial, financial, and agricultural	$623	$623	$-	$580	$29
Real estate-construction and development	17,886	17,886	-	20,360	762
Real estate-mortgage	9,662	9,662	-	9,759	377
Installment loans and other	-	-	-	-	-
Total	$28,171	$28,171	$-	$30,699	$1,168
Impaired loans with
a related allowance:
Commercial, financial, and agricultural	$327	$347	$8	$338	$12
Real estate-construction and development	12,030	12,030	1,667	10,788	364
Real estate-mortgage	4,706	4,982	1,203	4,784	192
Installment loans and other	28	28	1	31	1
Total	$17,091	$17,387	$2,879	$15,941	$569
Total Impaired Loans
Commercial, financial, and agricultural	$950	$970	$8	$918	$41
Real estate-construction and development	29,916	29,916	1,667	31,148	1,126
Real estate-mortgage	14,368	14,644	1,203	14,543	569
Installment loans and other	28	28	1	31	1
Total Impaired Loans	$45,262	$45,558	$2,879	$46,640	$1,737

The following table is summary of nonaccrual loans and loans past due 90 days still on accrual status:

	June 30,	December 30,
	2011	2010
	(In thousands)
Nonaccrual loans	$14,006	$9,584
Loans past due over 90 days still on accrual	$3	$63

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average of individually impaired loans
during period	$15,379	$35,733	$15,410	$43,824
Interest income recognized during
impairment	$-	$-	$87	$-
Cash-basis interest income recognized	$68	$-	$107	$-

The following table summarizes by class the Company’s loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

June 30, 2011
		90 Days +
	30-89	Past Due
	Days Past	and Still	Non-Accrual	Total	Total
	Due	Accruing	Loans	Past Due	Loans
	(In thousands)

Commercial, financial	$384	$-	$314	$698	$41,987
and agricultural
Real estate - construction
and development	1,304	-	8,760	10,064	57,749
Real estate - mortgage	3,706	-	4,788	8,494	126,897
Installment loans to individuals	856	-	144	1,000	20,832
Other	80	3	-	83	1,373
Total	$6,330	$3	$14,006	$20,339	$248,838

December 31, 2010
		90 Days +
	30-89	Past Due
	Days Past	and Still	Non-Accrual	Total	Total
	Due	Accruing	Loans	Past Due	Loans
	(In thousands)

Commercial, financial	$238	$29	$326	$593	$33,347
and agricultural
Real estate - construction
and development	1,016	-	3,856	4,872	56,673
Real estate - mortgage	2,070	-	5,237	7,307	134,964
Installment loans to individuals	842	-	165	1,007	20,186
Other	67	34	-	101	2,594
Total	$4,233	$63	$9,584	$13,880	$247,764

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

As of June 30, 2011, and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2011
	Real Estate		Installment
	Commercial &	Real Estate	and	Financial
	Development	Mortgage	Other	and Agriculture	Total
	(In thousands)
Pass	$19,379	$98,412	$21,070	$31,007	$169,868
Special Mention	8,187	12,340	675	9,703	30,905
Substandard	30,183	16,150	461	1,280	48,074
Doubtful	-	-	-	-	-
Subtotal	57,749	126,902	22,206	41,990	248,847
Less: Unearned
Discount	-	5	1	3	9
Loans, net of
unearned discount	$57,749	$126,897	$22,205	$41,987	$248,838

December 31, 2010

	Real Estate		Installment	Commercial,
	Commercial &	Real Estate	and	Financial
	Development	Mortgage	Other	and Agriculture	Total
	(In thousands)
Pass	$15,545	$107,179	$21,514	$24,098	$168,336
Special Mention	10,261	10,329	643	7,811	29,044
Substandard	30,867	17,456	623	1,443	50,389
Doubtful	-	-	-	-	-
Subtotal	56,673	134,964	22,780	33,352	247,769
Less: Unearned
Discount	-	-	-	5	5
Loans, net of
unearned discount	$56,673	$134,964	$22,780	$33,347	$247,764

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

	For the Three Months Ended
	June 30, 2011
	Basic income
	applicable to
	common
	shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$314,660	2,883,308	$0.11

	For the Six Months Ended
	June 30, 2011
	Basic income
	applicable to
	common
	shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$775,925	2,883,259	$0.27

	For the Three Months Ended
	June 30, 2010
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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which the fair value measurements fall as of June 30, 2011 and December 31, 2010, (in thousands):

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

June 30, 2011:
Available-for-sale securities
U. S. Government agencies	$-	$30,684	$-	$30,684
State and local political subdivisions	-	71,114	-	71,114
Mortgage-backed securities	-	38,000	-	38,000
	$-	$139,798	$-	$139,798

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

December 31, 2010:
Available-for-sale securities
U. S. Government agencies	$-	$21,164	$-	$21,164
State and local political subdivisions	-	59,975	-	59,975
Mortgage-backed securities	-	43,308	-	43,308
	$-	$124,447	$-	$124,447

There were no transfers of financial assets among Level 1, Level 2 and Level 3 during 2011.

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy:

Impaired Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of ASC 310, Receivables. Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

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

The following table presents the fair value measurement of impaired loans measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fell at June 30, 2011 and December 31, 2010, (in thousands):

June 30, 2011

	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans
Real estate - construction
and development	$8,330	$-	$-	$8,330
Real estate - farmland	113	-	-	113
Real estate - 1-4 family
residential	1,765	-	-	1,765
Nonfarm/Nonresidential	2,259	-	-	2,259
Commerical and industrial	155	-	-	155
Consumer	28	-	-	28
Total impaired loans	$12,650	$-	$-	$12,650

December 31, 2010
	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$17,091	$-	$-	$17,091

Total loans analyzed for impairment had a carrying amount of $15,441,000 at June 30, 2011.  Of this amount, $12,650,000 had a reserve allocated of $3,180,000.  Total loans analyzed for impairment at December 31, 2010 totaled $45,262,000 of which $17,091,000 had a reserve allocated of $2,879,000.

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at June 30, 2011 and December 31, 2010, amounted to $11.5 million and $8.2 million, respectively, with the remainder carried at cost.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010, (in thousands):

June 30, 2011

	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Other real estate owned	$11,456	$-	$-	$11,456

December 31, 2010
	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Other real estate owned	$8,233	$-	$-	$8,233

The following disclosure of the estimated fair value of financial instruments is made in accordance with ASC 825 Financial Instruments.  The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The estimated fair values of the financial instruments, none of which are held for trading purposes, were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)
Financial assets:
Cash and cash equivalents	$27,229	$27,229	$15,264	$15,264
Federal funds sold	14,270	14,270	31,270	31,269
Certificates of deposit with
other banks	1,538	1,538	1,778	1,778
Securities available-for-sale	139,798	139,798	124,447	124,447
Securities held-to-maturity	45,564	45,549	33,095	32,541
Securities, other	1,935	1,935	1,933	1,933
Loans	248,838	250,982	247,764	249,898
Financial liabilities:
Noninterest-bearing deposits	76,735	60,140	74,022	58,013
Interest-bearing deposits	352,284	335,486	334,721	318,760
FHLB and other borrowings	25,427	27,037	26,970	28,671

NOTE G – NON-PERFORMING ASSETS

Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The increase in non-performing assets (NPAs) is primarily due to the economic recession and real estate downturn which has impacted the Company’s loan portfolio.  At June 30, 2011, NPA balances were comparable to year-end 2010 primarily due to the continued effect of the adverse economy and real estate downturn on residential land development and construction loan portfolios.

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

At June 30, 2011 and December 31, 2010, the Company had Troubled Debt Restructured ("TDR") assets of $1.5 million and $308 thousand, respectively.  Policy in managing TDRs is to include the asset in NPA’s and reserve appropriately with management  working with the borrower on a plan to either return the obligation to an accruing status or take appropriate measures to secure the collateral for disposition.

 The following table presents information with respect to non-performing assets at June 30, 2011, December 31, 2010, September 30, 2010 and June 30, 2010 (dollars in thousands, except for selected ratios):

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2011	2011	2010	2010
Loans on non-accrual status	$14,006	$9,622	$9,584	$12,268
Loans past due 90 days or more but
not non-accrual status	3	1	63	27
OREO - non-performing	16,294	16,424	16,887	16,691
Total NPAs	$30,303	$26,047	$26,534	$28,986

Operating commercial real
estate OREO	$3,385	$3,385	$3,385	$3,450
OREO - non-performing	16,294	16,424	16,887	16,691
Total OREO	$19,679	$19,809	$20,272	$20,141

Selected ratios:
NPLs to total gross loans	5.630	3.903	3.894	4.808
NPAs to total gross loans and OREO	11.285	9.779	9.899	10.489
NPAs to total assets	5.646	4.855	5.178	5.556

NOTE H – OTHER REAL ESTATE

The following tables reflect the activity in the asset, income and expense accounts during the three month periods ending June 30, 2010 and June 30, 2011.  The first table summarizes the activity in the other real estate asset account.  Additions to other real estate owned include property gained through loan foreclosures as well as capital expenditures since foreclosure.  Sales proceeds represent amounts received on a completion of a sale of property as well as lease purchase payments.  Losses and gains are recognized on the closing of a sale of property and write-downs are incurred as the value reflected on recent appraisals fall below the carrying value of the property.  The second table shows the costs of holding the properties as well as the net losses incurred on the disposition of the properties.

CHANGES IN CARRYING VALUE OF OREO

Balance as of December 31, 2009:		$20,770
Additions to OREO		1,721
Sales Proceeds		(2,824)
Losses and write-downs, net of gains		(278)
Balance as of June 30, 2010:		$19,389

Balance as of December 31, 2010:		$20,272
Additions to OREO		1,042
Sales Proceeds		(1,602)
Losses and write-downs, net of gains		(33)
Balance as of June 30, 2011:		$19,679

	Six Months Ended June 30,
	2011	2010

Writedowns, net of gains on sale	$ 33	$278
Operating expenses, net of rental income	89	126
Total expenses related to foreclosed assets	$ 122	$404

SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

ITEM NO. 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The subsidiary Bank represents the primary assets of the Company.   On June 30, 2011, First Security Bank had approximately $523.6 million in assets compared to $515.0 million at June 30, 2010.  Loans decreased to $246.8 million at June 30, 2011, from $256.2 million at June 30, 2010.  Deposits increased by $7.6 million from June 30, 2010 to June 30, 2011, for a total of $430.5 million.  For the six months ended June 30, 2011, and June 30, 2010, the Bank reported net income of approximately $1,230,298 and $1,486,414, respectively.

CHANGES IN FINANCIAL CONDITION

The cash and cash equivalents of $27.2 million at June 30, 2011, reflected an increase of $11.9 million from the cash position of $15.3 million at December 31, 2010.  This increase is attributed to a normal fluctuation in bank transactions.  The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the Company.

The earning assets at December 31, 2010, were $420.0 million and at June 30, 2011, were $452.9 million.  The   increase is attributable to the growth in short-term investments such as fed funds sold and growth in investment securities.  The premises and equipment, net of accumulated depreciation, at June 30, 2011, totaled approximately $22.9 million – reflecting a decrease of $42 thousand for the first six months in 2011.  Investment securities were $187.3 million at June 30, 2011.  Other assets were $3.1 million at June 30, 2011 and $3.6 million at December 31, 2010.

Deposit liabilities of $429.0 million at June 30, 2011, reflected an increase of $20.3 million from the $408.7 million at December 31, 2010.  The fluctuation in deposits during the first six months is attributable to a normal seasonal increase and an increase in public funds.  An increase in deposits decreases the amount of long-term borrowings and short-term borrowings needed for funding investments in loans and facilities.  Short-term borrowings provide a tool in providing the funding for unforeseen deposit withdrawals and seasonal loan demands.  Due to the increase in deposits, the need for short-term funding was eliminated at June 30, 2011.

The net unrealized gain on available-for-sale securities reflected in accumulated other comprehensive income in shareholders’ equity at December 31, 2010, was $1.2 million.  At June 30, 2011, accumulated other comprehensive income reflected a net unrealized gain on available-for-sale securities of $2.2 million.   The change over these reporting periods reflects the nature of the market.  The changes in the market affected accumulated other comprehensive income with a net after tax increase of $926 thousand for the six months ended June 30, 2011, and $1.0 million for the six months ended June 30, 2010.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company.  The following identify some of the changes for the six months ended June 30, 2011:  purchase of securities of $56.1 million; maturities, calls and pay-downs of securities of $25.5 million; sales of securities of $3.6 million, an increase of $20.3 million in deposits; and a decrease of $17.0 million in federal funds sold.

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

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks.  The loan portfolio is represented by the following mix:  Commercial 8.13%; Agricultural 1.92%; Real Estate 81.03%; Consumer 8.43% and Other .49%.  The major components of the real estate loans are 26.92% for construction and land development property, 8.42% for farmland, 36.79% for first liens on 1-4 family residential property and 27.37% for nonfarm and nonresidential property.

At June 30, 2011, the subsidiary Bank had loans past due as follows:
(in thousands)
Past due 30 days through 89 days	$6,330
Past due 90 days or more and still accruing	$ 3

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection.  The non-accrual loans at June 30, 2011, totaled $14.0 million.  Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose.  Other real estate at June 30, 2011, totaled $19.7 million.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms.  The subsidiary Bank had no restructured loans during the second quarter of 2011.

For the six months ended June 30, 2011, the Company experienced $931 thousand in charge-offs of loans and $325 thousand in recoveries of loans for a net decrease effect to the allowance for loan losses of $606 thousand.  The net charge-offs represent .25% of average loans.  Of the $931 thousand charge to the allowance for loan losses, the breakdown, per loan category, is:  23.09% for construction and land development; 35.98% for 1-4 family residential loans; 3.44% for commercial loans and 37.49% for consumer loans.  Consumer loan collections of $202 thousand represent the major component of the $325 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity.    The asset and liability reports for June 30, 2011, substantiate that the Company remains in a neutral position to changes in rates. A 1% increase or decrease in market rates will basically not affect net interest income.  The Company’s policy allows for no more than a 10% movement in NII (net interest income) in a 200 basis point ramp of market rates over a one-year period.  When funds exceed the needs for reserve requirements or short-term liquidity needs, the Company will increase its security investments or invest in federal funds.  It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to ensure rate flexibility and to meet loan funding and liquidity needs.

The financial status at June 30, 2011, reflects a net interest margin of 3.38%.  This ratio is consistent with prior periods and represents the continuing effort of management in managing the rates and the funding.  At June 30, 2011, the regulatory liquidity ratio of 44.56% is well within the Bank’s policy requirement of a minimum liquidity ratio of 15%.  In addition, the core deposits represent 67.35% of total assets and temporary investments represent 18.96% of total assets and volatile liabilities represent 1.56% of total assets.

As stated earlier, the Company received $17.388 million from the Treasury through participation in the Capital Purchase Program (CPP).  This participation contributed to the excellent liquidity status reflected in the ratios listed below.  The CPP funds were invested at June 30, 2011 in short-term products in anticipation of a recovery in the market.

At June 30, 2011, the tools to meet funding needs are the secured and unsecured lines of credit with the correspondent banks totaling $28.5 million (to borrow federal funds) and a line of credit with the Federal Home Loan Bank of $95.7 million.  In addition, a seasonal line of credit of $4 million with the Federal Reserve Bank exists for June through December of 2011.  At June 30, 2011, the Company had available (unused) lines of credit of approximately $103.5 million.

CAPITAL RESOURCES

Total consolidated equity capital at June 30, 2011, was $73.7 million or approximately 13.74% of total assets.  The main source of capital for the Company has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital.  The Company and the Bank have adequate capital positions as of June 30, 2011, as reflected below:

	Company	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	22.30%	18.42%	8%
Tier 1 Capital	21.04%	17.16%	4%
Leverage Capital	12.67%	10.18%	4%

RESULTS OF OPERATIONS – QUARTERLY

The consolidated net income for the Company for the three months ended June 30, 2011, was $467 thousand which was a $277 thousand decrease from the same period in 2010.

Interest income decreased to $4.7 million for the three months ended June 30, 2011 which was a $312 thousand decrease from the $5.1 million for the three months ended June 30, 2010.  Other Income for the three months ended June 30, 2011, was $1.9 million reflecting a $342 thousand increase from the three months ended June 30, 2010.  The increase in Other Income for the period in 2011 is mainly attributable to a gain of $245 thousand recognized on the sale of available-for-sale securities.

Interest expense reflects a decrease of $283 thousand to $817 thousand for the three months ended June 30, 2011, from $1.1 million for the same period in 2010.  The decrease in interest expense can be attributed to the pricing of the deposit accounts in a decreasing rate environment and volatile market.  Other expenses for the three months ended June 30, 2011, reveal an increase of $256 thousand from the same period in 2010.  During the period in 2010, a cumulative adjustment was made in the accrual of employee benefits resulting in a lower cost for that time frame.

The loan loss provision of $1.08 million for the period ending June 30, 2011 is attributed to the evaluation of the quality of the loan portfolio and the quarterly analysis of the allowance for loan losses, which determine the requirements for and the adequacy of the provision.  In addition, this provision resulted in an increase from the same period in 2010 of $500 thousand.

RESULTS OF OPERATIONS – YEAR-TO-DATE

The consolidated net income for the Company for the six months ended June 30, 2011, was $1.1 million which reflects a decrease of $264 thousand in consolidated net income for the same period in 2010.  The decrease in the consolidated net income can be attributed mainly to an increase in the provision for loan losses.

Interest income decreased to $9.4 million for the six months ended June 30, 2011, indicating a decrease of $550 thousand from the $9.9 million for the six months ended June 30, 2010.  The decrease in interest income signifies the management decision to decrease the rate pricing of the loan products.

Interest expense reflects a decrease of $555 thousand for the six months ended June 30, 2011, from $2.2 million for the same period in 2010.  The decrease in interest expense can be attributed to the low rates that existed during the period ended June 30, 2011.

The increase in the provision for loan losses of $654 thousand is attributed to the evaluation of the quality of the loan portfolio and the quarterly analysis of the allowance for loan losses, which determine the requirements for and the adequacy of the provision.

Non-interest income for the six months ended June 30, 2011, was $3.5 million, which is an increase of $442 thousand from the income for the same period in 2010.  The service charges on deposit accounts, for the six months ended June 30, 2011, and June 30, 2010, were $2.0 million and $2.1 million, respectively.

Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the six months ended June 30, 2011, reveal an increase of $270 thousand.  Salaries and employee benefits of $5.1 million for the six months ended June 30, 2011, represent the largest component of other expenses and the small increase represents a conservative response to the 2010 Bank performance and the current economy.

Income tax benefit of $5 thousand for the six months ended June 30, 2011, reflects a decrease of $213 thousand in  income tax expense from the same period in 2010.  The decrease is a direct result from the decrease in taxable income due to tax-exempt interest income.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This updated guidance (ASC Topic 310, Receivables) is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring.  In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties.  Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring.  The amendments in the update are effective for the first interim period beginning on or after June 15, 2011.  The Company is currently evaluating the effects of this guidance on its troubled debt restructuring identification and on its financial statement disclosures.

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control of Repurchase Agreements.”  This guidance (ASC Topic 860, Transfers and Servicing) eliminates a requirement for entities to consider whether a transferor has the ability to repurchase the financial assets in a repurchase agreement. This requirement was previously used to determine whether the transferor maintained effective control.  The change could lead to more conclusions that a repo arrangement should be accounted for as a secured borrowing rather than as a sale.  ASU 2011-03 is effective for the first interim period beginning on or after December 15, 2011.  The  Company is currently evaluating the effects, if any, of this guidance on its financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  This ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures about fair value measurements are required.  This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (ASC Topic 820, Fair Value Measurement).  It does expand existing disclosure requirements for fair value measurements and eliminates unnecessary wording differences between U.S. GAAP and IFRS.  ASU 2011-04 is effective for interim periods beginning after December 15, 2011.  The Company is currently evaluating the effects of this guidance on its financial statement disclosures.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  This guidance (ASC Topic 220, Comprehensive Income) revises the manner in which entities present comprehensive income in their financial statements.  It requires entities to report components in either a continuous statement of comprehensive income or in two separate but consecutive statements.  The items that must be reported in other comprehensive income do not change.  ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company is currently evaluating the effects of this guidance on its financial statements.

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

(b)	The Company did not file any reports on Form 8-K during the quarter ended June 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL CORPORATION

BY /s/ Frank West	BY /s/ Connie Woods Hawkins
Frank West	Connie Woods Hawkins
President and Chief Executive Officer	Executive Vice-President, Cashier
and Chief Financial Officer

DATE: August 8, 2011	DATE: August 8, 2011