Form 10-Q/A
period 2011-06-30
SECURITY CAPITAL CORP/MS
filed 2011-11-09
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	SEPTEMBER 30, 2011
-------------------------

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	000-50224
------------------

SECURITY CAPITAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0681198
(STATE OF INCORPORATION)	(I. R. S. EMPLOYER IDENTIFICATION NO.)

295 HIGHWAY 6 WEST/ P. O. BOX 690
BATESVILLE, MISSISSIPPI	38606
--------------------------------------------------------	----------------------------------------------------------
(ADDRESS OF PRINCIPAL	(ZIP CODE)
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.)

[      ] YES                      [ X ] NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AS OF SEPTEMBER 30, 2011.

TITLE	OUTSTANDING
COMMON STOCK, $5.00 PAR VALUE	2,883,309

The 10Q A is being sent to file our XBRL Documents

SECURITY CAPITAL CORPORATION
FORM 10-Q

THIRD QUARTER 2011 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets
September 30, 2011 (unaudited) and December 31, 2010

Consolidated Statements of Income
Nine months and three months ended September 30, 2011 and 2010 (unaudited)

Consolidated Statements of Comprehensive Income
Nine months and three months ended September 30, 2011 and 2010 (unaudited)

Consolidated Statements of Cash Flows
Nine months ended September 30, 2011 and 2010 (unaudited)

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

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)
	(Unaudited)
	Sept. 30,	Dec. 31,
	2011	2010
ASSETS
Cash and due from banks	$21,523	$14,822
Interest-bearing deposits with banks	6,855	442
Total cash and cash equivalents	28,378	15,264
Federal funds sold	19,290	31,270
Certificates of deposit with other banks	1,538	1,778
Securities available-for-sale	127,343	124,447
Securities held-to-maturity, estimated fair value of	48,341	33,095
$48,436 in 2011 and $32,541 in 2010
Securities, other	1,937	1,933
Total securities	177,621	159,475
Loans, less allowance for loan losses of
$4,128 in 2011 and $4,477 in 2010	235,425	243,287
Interest receivable	3,395	2,902
Premises and equipment	22,714	22,922
Other real estate	23,949	20,272
Intangible assets	3,874	3,874
Cash surrender value of life insurance	6,829	6,650
Customers' liability acceptances	1,548	1,142
Other assets	2,791	3,646
Total Assets	$527,352	$512,482
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$82,880	$74,022
Time deposits of $100,000 or more	71,133	80,885
Other interest-bearing deposits	267,003	253,836
Total deposits	421,016	408,743
Interest payable	222	419
Acceptances outstanding	1,548	1,142
Borrowed funds	25,252	26,970
Other liabilities	4,767	3,295
Total Liabilities	452,805	440,569

Shareholders' equity:
Preferred stock - $1,000 par value, 25,000 shares
authorized, 17,910 shares issued	17,910	17,742
Common stock - $5 par value, 10,000,000 shares
authorized, 2,890,811 shares issued	14,454	14,454
Surplus	38,520	40,733
Retained earnings (deficit)	956	(2,214)
Accumulated other comprehensive income	2,745	1,236
Treasury stock, at par, 7,502 shares in 2011 and
7,602 shares in 2010	(38)	(38)
Total Shareholders' Equity	74,547	71,913
Total Liabilities and Shareholders' Equity	$527,352	$512,482

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)
	(Unaudited)		(Unaudited)
	For the three months		For the nine months
	ended Sept. 30,		ended Sept. 30,
	2011	2010	2011	2010
INTEREST INCOME
Interest and fees on loans	$3,546	$3,832	$10,524	$11,413
Interest and dividends on securities	1,188	1,150	3,546	3,453
Federal funds sold	10	16	40	40
Other	8	12	15	27
Total interest income	4,752	5,010	14,125	14,933

INTEREST EXPENSE
Interest on deposits	464	787	1,628	2,475
Interest on borrowings	255	273	687	736
Total interest expense	719	1,060	2,315	3,211

Net Interest Income	4,033	3,950	11,810	11,722

Provision for loan losses	1,066	376	2,572	1,228

Net interest income after provision
for loan losses	2,967	3,574	9,238	10,494

OTHER INCOME
Service charges on deposit accounts	1,064	1,119	3,058	3,268
Trust Department income	215	195	648	635
Securities net gain	37	5	282	10
Other income	319	439	1,154	910
Total other income	1,635	1,758	5,142	4,823

OTHER EXPENSES
Salaries and employee benefits	2,538	2,145	7,656	6,932
Occupancy expense	580	603	1,729	1,823
Other operating expense	1,223	2,428	3,644	4,839
Total other expenses	4,341	5,176	13,029	13,594

INCOME BEFORE PROVISION
FOR INCOME TAXES	261	156	1,351	1,723

PROVISION (BENEFIT) FOR INCOME TAXES	(50)	(136)	(55)	72

NET INCOME	311	292	1,406	1,651

Preferred Dividends	(132)	(293)	(451)	(863)

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS	$179	$(1)	$955	$788

BASIC NET INCOME PER	$0.06	$-	$0.33	$0.27
COMMON SHARE

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar amounts presented in thousands)
	(Unaudited)
			(Unaudited)
	For the three months		For the nine months
	ended Sept. 30,		ended Sept. 30,
	2011	2010	2011	2010

Net income	$311	$292	$1,406	$1,651

Other comprehensive income, net of tax:

Unrealized holding gains	583	61	1,509	1,075

Comprehensive income	$894	$353	$2,915	$2,726

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts presented in thousands)
	(Unaudited)
	Nine months ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,406	$1,651
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	2,572	1,228
Amortization of premiums and discounts on securities, net	1,439	1,189
Depreciation and amortization	870	903
Deferred income taxes	(821)	-
FHLB stock dividend	(4)	(5)
Gain on securities	(282)	(10)
(Gain) loss on sale/disposal of other assets	(100)	60
Changes in:
Interest receivable	(493)	(172)
Cash value of life insurance, net	(173)	(168)
Other real estate writedown	252	1,158
Other assets	375	(3,088)
Interest payable	(197)	(164)
Other liabilities	1,786	1,619
Net cash provided by operating activities	6,630	4,201

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale	(49,089)	(62,102)
Purchases of securities held-to-maturity	(32,185)	(21,726)
Proceeds from maturities and calls of securities available-for-sale	42,852	52,967
Proceeds from maturities and calls of securities held-to-maturity	16,655	10,145
Sales of securities available-for-sale	4,875	-
Additions to premises and equipment	(155)	(74)
Proceeds from sale of other assets	1,313	1,694
Purchase of bank-owned life insurance	(7)	-
Changes in:
(Increase) decrease in loans	(284)	9,148
Federal funds sold	11,980	(16,720)
Certificates of deposits with other banks	240	-
Net cash used in investing activities	(3,805)	(26,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock	(269)	(799)
Changes in:
Deposits	12,273	28,899
Reissuance of treasury stock	2	-
Repayment of debt	(2,453)	(2,586)
Proceeds from issuance of debt	736	226
Net cash provided by financing activities	10,289	25,740

Net increase in cash and cash equivalents	13,114	3,273
Cash and cash equivalents at beginning of period	15,264	17,045
Cash and cash equivalents at end of period	$28,378	$20,318
Cash paid during the period for:
Interest	$2,512	$3,375
Income taxes	308	-

Noncash activities:
Transfer of loans to other real estate and repossessed inventory	$5,468	$1,648

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, please refer to the Company’s Form 10-K filed March 12, 2011, which includes the consolidated financial statements and footnotes for the year ended December 31, 2010.

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

NOTE C – SECURITIES

  A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at September 30, 2011 and December 31, 2010, follows:

Securities
Amortized Cost and Fair Values

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2011
Securities available-for-sale:
U. S. Government agencies	$13,683	$64	$-	$13,747
Mortgage-backed securities	34,638	2,140	3	36,775
State and local political subdivisions	74,640	2,235	60	76,815
Other equity securities	4	2	-	6

	$122,965	$4,441	$63	$127,343

Securities held-to-maturity:
U. S. Government agencies	$35,021	$72	$15	$35,078
State and local political subdivisions	13,320	52	14	13,358
	$48,341	$124	$29	$48,436

December 31, 2010
Securities available-for-sale:
U. S. Government agencies	$21,242	$51	$143	$21,150
Mortgage-backed securities	41,733	1,688	112	43,309
State and local political subdivisions	59,497	929	451	59,975
Other equity securities	4	9	-	13

	$122,476	$2,677	$706	$124,447

Securities held-to-maturity:
U. S. Government agencies	$25,578	$5	$600	$24,983
State and local political subdivisions	7,517	84	43	7,558
	$33,095	$89	$643	$32,541

The details concerning securities classified as available-for-sale and held-to-maturity with unrealized losses as of September 30, 2011 and December 31, 2010, were as follows:

Securities
Unrealized Losses < and > 12 Months

Available-for-Sale

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2011
U. S. Government
agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed
securities	1,645	3	-	-	1,645	3
State and local political
subdivisions	8,744	60	-	-	8,744	60
	$10,389	$63	$-	$-	$10,389	$63

December 31, 2010
U. S. Government
agencies	$8,924	$143	$-	$-	$8,924	$143
Mortgage-backed
securities	11,524	112	-	-	11,524	112
State and local political
subdivisions	17,202	369	1,236	82	18,438	451
	$37,650	$624	$1,236	$82	$38,886	$706

Held-to-Maturity

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses *	Value	Losses
September 30, 2011
U. S. Government
agencies	$8,512	$15	$503	$-	$9,015	$15
State and local political
subdivisions	1,643	14	-	-	1,643	14
	$10,155	$29	$503	$-	$10,658	$29

December 31, 2010
U. S. Government
agencies	$19,675	$600	$-	$-	$19,675	$600
State and local political
subdivisions	2,144	43	-	-	2,144	43
	$21,819	$643	$-	$-	$21,819	$643

*Due to rounding and nominal values, a loss value may not be reflected.

NOTE D - LOANS

Loans
Major Classifications

Major classifications of loans were as follows:
	September 30,	December 31,
	2011	2010
	(In thousands)

Commercial, financial and agricultural	$42,003	$33,347
Real estate - construction and development	52,731	56,673
Real estate - mortgage	123,152	134,964
Installment loans to individuals	20,525	20,186
Other	1,142	2,594
	239,553	247,764
Less allowance for loan losses	(4,128)	(4,477)
	$235,425	$243,287

Activity in the allowance for loan losses for the period indicated is as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Balance at beginning of period	$5,377	$3,710	$4,477	$4,352
Provision for loan losses	1,066	376	2,572	1,228
Loans charged-off	(2,462)	(546)	(3,393)	(2,433)
Recoveries on loans previously charged-off	147	168	472	561
Balance at end of period	$4,128	$3,708	$4,128	$3,708

The following table provides the ending balances in the Company’s loans and allowance for loan losses, broken down by portfolio segment as of September 30, 2011 and December 31, 2010.  The table also provides additional detail as to the amount of our loans and allowance that corresponds to individual versus collective impairment evaluation.  The impairment evaluation corresponds to the Company’s systematic methodology for estimating its Allowance for Loan Losses.

September 30, 2011
		Installment	Commercial,
		and	Financial
	Real Estate	Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$30,946	$-	$240	$31,186
Collectively evaluated	144,937	21,667	41,763	208,367
Total	$175,883	$21,667	$42,003	$239,553

Allowance for Loan Losses
Individually evaluated	$2,177	$-	$-	$2,177
Collectively evaluated	1,290	361	300	1,951
Total	$3,467	$361	$300	$4,128

December 31, 2010
		Installment	Commercial,
		and	Financial
	Real Estate	Other	and Agriculture	Total
	(In thousands)
Loans
Individually evaluated	$44,284	$28	$950	$45,262
Collectively evaluated	147,359	22,752	32,391	202,502
Total	$191,643	$22,780	$33,341	$247,764

Allowance for Loan Losses
Individually evaluated	$2,870	$1	$8	$2,879
Collectively evaluated	1,136	215	247	1,598
Total	$4,006	$216	$255	$4,477

At September 30, 2011, and December 31, 2010, loan lines of $250,000 and greater, rated substandard or lower, were analyzed for impairment.  The following is a summary comparison of the analysis for impairment.

	September 30,	December 31,
	2011	2010
	(In thousands)
Loans analyzed for impairment
without a valuation allowance	$22,531,089	$28,171,248
Loans analyzed for impairment
with a valuation allowance	8,655,283	17,090,793
Total impaired loans	$31,186,372	$45,262,041
Valuation allowance related to impaired loans	$2,177,000	$2,879,000

The following table provides additional detail of loan lines of $250,000 and greater, rated substandard or lower which were analyzed for impairment and reflects the breakdown according to class as of September 30, 2011, and December 31, 2010.  The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs.  As a majority of these loans at September 30, 2011, and December 31, 2010, are on nonaccrual status, the recorded investment excludes any insignificant amount of accrued interest receivable on loans 90 days or more past due and still accruing.  The unpaid balance represents the recorded balance prior to any partial charge-offs.

September 30, 2011
				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with
no related allowance:
Commercial, financial, and agricultural	$240	$240	$-	$205	$9
Real estate-construction and development	17,242	17,242	-	16,936	521
Real estate-mortgage	5,049	5,710	-	5,034	100
Installment loans and other	-	-	-	-	-
Total	$22,531	$23,192	$-	$22,175	$630
Impaired loans with
a related allowance:
Commercial, financial, and agricultural	$-	$-	$-	$-	$-
Real estate-construction and development	6,976	6,976	1,583	7,074	133
Real estate-mortgage	1,679	1,679	594	1,223	54
Installment loans and other	-	-	-	-	-
Total	$8,655	$8,655	$2,177	$8,297	$187
Total Impaired Loans
Commercial, financial, and agricultural	$240	$240	$-	$205	$9
Real estate-construction and development	24,218	24,218	1,583	24,010	654
Real estate-mortgage	6,728	7,389	594	6,257	154
Installment loans and other	-	-	-	-	-
Total Impaired Loans	$31,186	$31,847	$2,177	$30,472	$817

December 31, 2010
				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Impaired loans with
no related allowance:
Commercial, financial, and agricultural	$623	$623	$-	$580	$29
Real estate-construction and development	17,886	17,886	-	20,360	762
Real estate-mortgage	9,662	9,662	-	9,759	377
Installment loans and other	-	-	-	-	-
Total	$28,171	$28,171	$-	$30,699	$1,168
Impaired loans with
a related allowance:
Commercial, financial, and agricultural	$327	$347	$8	$338	$12
Real estate-construction and development	12,030	12,030	1,667	10,788	364
Real estate-mortgage	4,706	4,982	1,203	4,784	192
Installment loans and other	28	28	1	31	1
Total	$17,091	$17,387	$2,879	$15,941	$569
Total Impaired Loans
Commercial, financial, and agricultural	$950	$970	$8	$918	$41
Real estate-construction and development	29,916	29,916	1,667	31,148	1,126
Real estate-mortgage	14,368	14,644	1,203	14,543	569
Installment loans and other	28	28	1	31	1
Total Impaired Loans	$45,262	$45,558	$2,879	$46,640	$1,737

The following table is summary of nonaccrual loans and loans past due 90 days still on accrual status:

	September 30,	December 31,
	2011	2010
	(In thousands)
Nonaccrual loans	$6,176	$9,584
Loans past due over 90 days still on accrual	$119	$63

The following table is a summary of interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average of individually impaired loans
during period	$30,518	$45,186	$30,472	$41,008
Interest income recognized during
impairment	$531	$-	$817	$-
Cash-basis interest income recognized	$287	$-	$823	$-

The following table summarizes by class the Company’s loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

September 30, 2011
		90 Days +
	30-89	Past Due
	Days Past	and Still	Non-Accrual	Total	Total
	Due	Accruing	Loans	Past Due	Loans
	(In thousands)

Commercial, financial	$225	$2	$57	$284	$42,003
and agricultural
Real estate - construction
and development	814	-	3,629	4,443	52,731
Real estate - mortgage	4,063	115	2,358	6,536	123,152
Installment loans to individuals	848	-	125	973	20,525
Other	130	2	7	139	1,142
Total	$6,080	$119	$6,176	$12,375	$239,553

December 31, 2010
		90 Days +
	30-89	Past Due
	Days Past	and Still	Non-Accrual	Total	Total
	Due	Accruing	Loans	Past Due	Loans
	(In thousands)

Commercial, financial	$238	$29	$326	$593	$33,347
and agricultural
Real estate - construction
and development	1,016	-	3,856	4,872	56,673
Real estate - mortgage	2,070	-	5,237	7,307	134,964
Installment loans to individuals	842	-	165	1,007	20,186
Other	67	34	-	101	2,594
Total	$4,233	$63	$9,584	$13,880	$247,764

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

As of September 30, 2011, and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2011
	Real Estate		Installment
	Commercial &	Real Estate	and	Financial
	Development	Mortgage	Other	and Agriculture	Total
	(In thousands)
Pass	$19,557	$95,871	$20,690	$35,285	$171,403
Special Mention	7,812	10,921	549	5,360	24,642
Substandard	25,362	16,365	429	1,359	43,515
Doubtful	-	-	-	-	-
Subtotal	52,731	123,157	21,668	42,004	239,560
Less: Unearned
Discount	-	5	1	1	7
Loans, net of
unearned discount	$52,731	$123,152	$21,667	$42,003	$239,553

December 31, 2010

	Real Estate		Installment	Commercial,
	Commercial &	Real Estate	and	Financial
	Development	Mortgage	Other	and Agriculture	Total
	(In thousands)
Pass	$15,545	$107,179	$21,514	$24,098	$168,336
Special Mention	10,261	10,329	643	7,811	29,044
Substandard	30,867	17,456	623	1,443	50,389
Doubtful	-	-	-	-	-
Subtotal	56,673	134,964	22,780	33,352	247,769
Less: Unearned
Discount	-	-	-	5	5
Loans, net of
unearned discount	$56,673	$134,964	$22,780	$33,347	$247,764

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions below market interest rates compared to debt with similar characteristics, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Effective July 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” As such, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as troubled debt restructurings.

The book balance of troubled debt restructurings at September 30, 2011 and December 31, 2010 was $557 thousand and $308 thousand, respectively. Approximately, $28 thousand and $0 in specific reserves have been established with respect to these loans as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011 and December 31, 2010, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

During the period ending September 30, 2011, the terms of two loans were modified in troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; an extension of maturity and change in payment terms; or a permanent reduction of the recorded investment in the loan.

No modifications involving a reduction of the stated interest rate were made during the period ended September 30, 2011. The modifications on the two loans involve restructuring the payment schedule to require an interest only payment at the end of the initial three months, interest only for the next three monthly payments and then a reinstatement of the original payment schedule thereafter.
.
The following tables present loans by class modified as troubled debt restructurings

Three Months ending September 30, 2011

	Number	Pre-Modification	Post-Modification
	of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Loans	Investment	Investment

Commercial and Residential Loans	2	$557	$557
Construction Loans
Commercial Loans
Consumer Loans
Other
Total	2	557	557

Nine Months ending September 30, 2011

	Number	Pre-Modification	Post-Modification
	of	Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Loans	Investment	Investment

Commercial and Residential Loans	2	$557	$557
Construction Loans
Commercial Loans
Consumer Loans
Other
Total	2	557	557

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

	For the Three Months Ended
	September 30, 2011
	Basic income
	applicable to
	common
	shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$179,234	2,883,309	$0.06

	For the Nine Months Ended
	September 30, 2011
	Basic income
	applicable to
	common
	shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$955,159	2,883,276	$0.33

	For the Three Months Ended
	September 30, 2010
	Basic income (loss)
	applicable to
	common
	shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$(1,118)	2,883,159	$(0.00)

	For the Nine Months Ended
	September 30, 2010
	Basic income
	applicable to
	common
	shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$788,579	2,883,159	$0.27

NOTE F – FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the ASC 820 hierarchy in which the fair value measurements fell as of September 30, 2011 and December 31, 2010, (in thousands):

	Quoted	Models with		Models with	Carrying
	market	significant		significant	value
	prices in	observable		unobservable	in the
	active	market		market	Balance
	markets	parameters		parameters	Sheet

	Level 1	Level 2		Level 3	Total

September 30, 2011:
Available-for-sale securities
U. S. Government agencies	$-	$13,753		$-	$13,753
State and local political subdivisions	-	76,815	-	-	76,815
Mortgage-backed securities	-	36,775	-	-	36,775
	$-	$127,343		$-	$127,343

	Quoted	Models with		Models with	Carrying
	market	significant		significant	value
	prices in	observable		unobservable	in the
	active	market		market	Balance
	markets	parameters		parameters	Sheet

	Level 1	Level 2		Level 3	Total

December 31, 2010:
Available-for-sale securities
U. S. Government agencies	$-	$21,164		$-	$21,164
State and local political subdivisions	-	59,975	-	-	59,975
Mortgage-backed securities	-	43,308	-	-	43,308
	$-	$124,447		$-	$124,447

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

The following table presents the fair value measurement of impaired loans measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fell at September 30, 2011 and December 31, 2010, (in thousands):

September 30, 2011

	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans
Real estate - construction
and development	$6,976	$-	$-	$6,976
Real estate - farmland	-	-	-	-
Real estate - 1-4 family
residential	-	-	-	-
Nonfarm/Nonresidential	1,679	-	-	1,679
Commerical and industrial	-	-	-	-
Consumer	-	-	-	-
Total impaired loans	$8,655	$-	$-	$8,655

December 31, 2010
	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$17,091	$-	$-	$17,091

Total loans analyzed for impairment had a carrying amount of $31,186,000 at September 30, 2011.  Of this amount, $8,655,000 had a reserve allocated of $2,177,000.  Total loans analyzed for impairment at December 31, 2010 totaled $45,262,000 of which $17,091,000 had a reserve allocated of $2,879,000.

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at September 30, 2011 and December 31, 2010, amounted to $15.2 million and $8.2 million, respectively, with the remainder carried at cost.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fell at September 30, 2011 and December 31, 2010, (in thousands):

September 30, 2011

	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Other real estate owned	$15,189	$-	$-	$15,189

December 31, 2010
	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Other real estate owned	$8,233	$-	$-	$8,233

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

The estimated fair values of the financial instruments, none of which are held for trading purposes, were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)
Financial assets:
Cash and cash equivalents	$28,378	$28,378	$15,264	$15,264
Federal funds sold	19,290	19,289	31,270	31,269
Certificates of deposit with
other banks	1,538	1,538	1,778	1,778
Securities available-for-sale	127,343	127,343	124,447	124,447
Securities held-to-maturity	48,341	48,436	33,095	32,541
Securities, other	1,937	1,937	1,933	1,933
Loans	239,553	241,617	247,764	249,898
Financial liabilities:
Noninterest-bearing deposits	82,880	64,956	74,022	58,013
Interest-bearing deposits	338,136	322,013	334,721	318,760
FHLB and other borrowings	25,252	27,037	26,970	28,671

NOTE G – NON-PERFORMING ASSETS

Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The increase in non-performing assets (NPAs) is primarily due to the economic recession and real estate downturn which has impacted the Company’s loan portfolio.  At September 30, 2011, NPA balances were comparable to year-end 2010 primarily due to the continued effect of the adverse economy and real estate downturn on residential land development and construction loan portfolios.

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

At September 30, 2011 and December 31, 2010, the Company had Troubled Debt Restructured ("TDR") assets of $557 thousand and $308 thousand, respectively.  Policy in managing TDRs is to include the asset in NPAs and reserve appropriately with management  working with the borrower on a plan to either return the obligation to an accruing status or take appropriate measures to secure the collateral for disposition.

The following table presents information with respect to non-performing assets at September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010 (dollars in thousands, except for selected ratios):

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,
	2011	2011	2011	2010
Loans on non-accrual status	$6,176	$14,006	$9,622	$9,584
Loans past due 90 days or more but
not non-accrual status	119	3	1	63
OREO - non-performing	20,609	16,294	16,424	16,887
Total NPAs	$26,904	$30,303	$26,047	$26,534

Operating commercial real
estate OREO	$3,340	$3,385	$3,385	$3,385
OREO - non-performing	20,609	16,294	16,424	16,887
Total OREO	$23,949	$19,679	$19,809	$20,272

Selected ratios:
NPLs to total gross loans	2.628	5.630	3.903	3.894
NPAs to total gross loans and OREO	10.210	11.285	9.779	9.899
NPAs to total assets	5.102	5.646	4.855	5.178

NOTE H – OTHER REAL ESTATE

The following tables reflect the activity in the asset, income and expense accounts during the nine month periods ending September 30, 2010 and September 30, 2011.  The first table summarizes the activity in the other real estate asset account.  Additions to other real estate owned include property gained through loan foreclosures as well as capital expenditures since foreclosure.  Sales proceeds represent amounts received on a completion of a sale of property as well as lease purchase payments.  Losses and gains are recognized on the closing of a sale of property and write-downs are incurred as the value reflected on recent appraisals fall below the carrying value of the property.  The second table shows the costs of holding the properties as well as the net losses incurred on the disposition of the properties.

CHANGES IN CARRYING VALUE OF ORE

Balance as of December 31, 2009:		$20,770
Additions to OREO		4,493
Sales Proceeds		(3,860)
Losses and write-downs, net of gains		(1,262)
Balance as of September 30, 2010:		$20,141

Balance as of December 31, 2010:		$20,272
Additions to OREO		5,972
Sales Proceeds		(2,080)
Losses and write-downs, net of gains		(215)
Balance as of September 30, 2011:		$23,949

	Nine Months Ended September 30,
	2011	2010

Writedowns, net of gains on sale	$ 215	$1,262
Operating expenses, net of rental income	109	276
Total expenses related to foreclosed assets	$ 324	$1,538

SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were issued.

ITEM NO. 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The subsidiary Bank represents the primary assets of the Company.   On September 30, 2011, First Security Bank had approximately $514.3 million in assets compared to $508.2 million at September 30, 2010.  Loans decreased to $237.5 million at September 30, 2011, from $253.7 million at September 30, 2010.  Deposits increased by $7.8 million from September 30, 2010 to September 30, 2011, for a total of $422.6 million.  For the nine months ended September 30, 2011, and September 30, 2010, the Bank reported net income of approximately $1.6 and $2.2 respectively.

CHANGES IN FINANCIAL CONDITION

The cash and cash equivalents of $28.4 million at September 30, 2011, reflected an increase of $13.1 million from the cash position of $15.3 million at December 31, 2010.  This increase is attributed to a normal fluctuation in bank transactions.  The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the Company.

The earning assets at December 31, 2010, were $420.0 million and at September 30, 2011, were $436.2 million.  The  increase is attributable to the growth in short-term investments such as fed funds sold and growth in investment securities.  The premises and equipment, net of accumulated depreciation, at September 30, 2011, totaled approximately $22.7 million – reflecting a decrease of $208 thousand for the first nine months in 2011.  Investment securities were $177.6 million at September 30, 2011.  Other assets were $2.8 million at September 30, 2011 and $3.6 million at December 31, 2010.

Deposit liabilities of $421.0 million at September 30, 2011, reflected an increase of $12.3 million from the $408.7 million at December 31, 2010.  The fluctuation in deposits during the first nine months is attributable to a normal seasonal increase and an increase in public funds.  An increase in deposits decreases the amount of long-term borrowings and short-term borrowings needed for funding investments in loans and facilities.  Short-term borrowings provide a tool in providing the funding for unforeseen deposit withdrawals and seasonal loan demands.  Due to the increase in deposits, the need for short-term funding was eliminated at September 30, 2011.

The net unrealized gain on available-for-sale securities reflected in accumulated other comprehensive income in shareholders’ equity at December 31, 2010, was $1.2 million.  At September 30, 2011, accumulated other comprehensive income reflected a net unrealized gain on available-for-sale securities of $2.7 million.   The change over these reporting periods reflects the nature of the market.  The changes in the market affected accumulated other comprehensive income with a net after tax increase of $1.5 million for the nine months ended September 30, 2011, and $1.1 million for the nine months ended September 30, 2010.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company.  The following identify some of the changes for the nine months ended September 30, 2011:  purchase of securities of $81.3 million; maturities, calls and pay-downs of securities of $59.5 million; sales of securities of $4.9 million, an increase of $12.3 million in deposits; and a decrease of $12.0 million in federal funds sold.

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

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks.  The loan portfolio is represented by the following mix:  Commercial 8.36%; Agricultural 2.49%; Real Estate 80.08%; Consumer 8.62% and Other .45%.  The major components of the real estate loans are 24.90% for construction and land development property, 8.31% for farmland, 38.21% for liens on 1-4 family residential property and 28.12% for nonfarm and nonresidential property.

At September 30, 2011, the subsidiary Bank had loans past due as follows:
(in thousands)
Past due 30 days through 89 days	$ 6,080
Past due 90 days or more and still accruing	$ 119

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection.  The non-accrual loans at September 30, 2011, totaled $6.2 million.  Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose.  Other real estate at September 30, 2011, totaled $23.9 million.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms.  The subsidiary Bank had no additions to loans identified as restructured during the third quarter of 2011.

For the nine months ended September 30, 2011, the Company experienced $3.4 million in charge-offs of loans and $472 thousand in recoveries of loans for a net decrease effect to the allowance for loan losses of $3.0 million.  The net charge-offs represent 1.21% of average loans.  Of the $3.4 million charge to the allowance for loan losses, the breakdown, per major loan category, is:  56.44% for construction and land development; 23.96% for 1-4 family residential loans; 1.80% for commercial loans and 16.42% for consumer loans.  Other consumer loan collections of $361 thousand represent the major component of the $472 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity.    The asset and liability reports for September 30, 2011, substantiate that the Company remains in a neutral position to changes in rates. A 1% increase or decrease in market rates will basically not affect net interest income.  The Company’s policy allows for no more than a 10% movement in NII (net interest income) in a 200 basis point ramp of market rates over a one-year period.  When funds exceed the needs for reserve requirements or short-term liquidity needs, the Company will increase its security investments or invest in federal funds.  It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to ensure rate flexibility and to meet loan funding and liquidity needs.

The financial status at September 30, 2011, reflects a net interest margin of 3.55%.  This ratio is consistent with prior periods and represents the continuing effort of management in managing the rates and the funding.  At September 30, 2011, the regulatory liquidity ratio of 46.94% is well within the Bank’s policy requirement of a minimum liquidity ratio of 15%.  In addition, the core deposits represent 67.06% of total assets and temporary investments represent 17.21% of total assets and volatile liabilities represent 1.44% of total assets.

As stated earlier, the Company received $17.388 million from the Treasury through participation in the Capital Purchase Program (CPP).  This participation contributed to the excellent liquidity status reflected in the ratios listed below.  The CPP funds were invested at September 30, 2011 in short-term products in anticipation of a recovery in the market.

At September 30, 2011, the tools to meet funding needs are the secured and unsecured lines of credit with the correspondent banks totaling $28.5 million (to borrow federal funds) and a line of credit with the Federal Home Loan Bank of $91.4 million.  In addition, a seasonal line of credit of $4 million with the Federal Reserve Bank exists for June through December of 2011.  At September 30, 2011, the Company had available (unused) lines of credit of approximately $99.4 million.

CAPITAL RESOURCES

Total consolidated equity capital at September 30, 2011, was $74.5 million or approximately 14.14% of total assets.  The main source of capital for the Company has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital.  The Company and the Bank have adequate capital positions as of September 30, 2011, as reflected below:

	Company	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	22.70%	18.63%	8%
Tier 1 Capital	21.45%	17.41%	4%
Leverage Capital	12.97%	10.36%	4%

RESULTS OF OPERATIONS – QUARTERLY

The consolidated net income for the Company for the three months ended September 30, 2011, was $311 thousand which was a $19 thousand increase from the same period in 2010.

Interest income decreased to $4.8 million for the three months ended September 30, 2011 which was a $258 thousand decrease from the $5.0 million for the three months ended September 30, 2010.  Other Income for the three months ended September 30, 2011, was $1.6 million reflecting a $123 thousand decrease from the three months ended September 30, 2010.

Interest expense reflects a decrease of $341 thousand to $719 thousand for the three months ended September 30, 2011, from $1.1 million for the same period in 2010.  The decrease in interest expense can be attributed to the pricing of the deposit accounts in a decreasing rate environment and volatile market.  Other expenses for the three months ended September 30, 2011, reveal a decrease of $835 thousand from the same period in 2010.  During the period in 2010, a cumulative adjustment was made in the accrual of employee benefits resulting in a lower cost for that time frame compared to 2011.  The other major component in the net decrease is the write down of other real estate.  For the three months ended September 30, 2010, the write down of other real estate totaled $1.2 million.  The write down of other real estate totaled $252 thousand for the same period in 2011.

The loan loss provision of $1.1 million for the period ending September 30, 2011 is attributed to the evaluation of the quality of the loan portfolio and the quarterly analysis of the allowance for loan losses, which determine the requirements for and the adequacy of the provision.  In addition, this provision resulted in an increase from the same period in 2010 of $690 thousand.

RESULTS OF OPERATIONS – YEAR-TO-DATE

The consolidated net income for the Company for the nine months ended September 30, 2011, was $1.4 million which reflects a decrease of $245 thousand in consolidated net income for the same period in 2010.  The decrease in the consolidated net income can be attributed mainly to an increase in the provision for loan losses.

Interest income decreased to $14.1 million for the nine months ended September 30, 2011, indicating a decrease of $808 thousand from the $14.9 million for the nine months ended September 30, 2010.  The decrease in interest income signifies the management decision to decrease the rate pricing of the loan products.

Interest expense reflects a decrease of $896 thousand for the nine months ended September 30, 2011, from $3.2 million for the same period in 2010.  The decrease in interest expense can be attributed to the low rates that existed during the period ended September 30, 2011.

The increase in the provision for loan losses of $1.3 million is attributed to the evaluation of the quality of the loan portfolio and the quarterly analysis of the allowance for loan losses, which determine the requirements for and the adequacy of the provision.

Non-interest income for the nine months ended September 30, 2011, was $5.1 million, which is an increase of $319 thousand from the income for the same period in 2010.  The service charges on deposit accounts, for the nine months ended September 30, 2011, and September 30, 2010, were $3.1 million and $3.3 million, respectively.

Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the nine months ended September 30, 2011, reveal a decrease of $565 thousand.  Salaries and employee benefits of $7.7 million for the nine months ended September 30, 2011, represent the largest component of other expenses.  The 2011 period reflects an increase compared to the 2010 period.  The difference is attributable to the 2010 period having an accrual adjustment of employee benefits resulting in a lower cost for that time frame.

Income tax benefit of $55 thousand for the nine months ended September 30, 2011, reflects a decrease of $127 thousand in income tax expense from the same period in 2010.  The decrease is a direct result from the decrease in taxable income due to tax-exempt interest income.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.”  This guidance (ASC Topic 220, Intangibles-Goodwill and Other) gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test.  If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  Otherwise, further testing would not be needed.  ASU 2011-08 is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.   The Company is currently evaluating the effects of this guidance on its financial statements.

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

(b)	The Company did not file any reports on Form 8-K during the quarter ended September 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL CORPORATION

BY /s/ Frank West	BY /s/ Connie Woods Hawkins
Frank West	Connie Woods Hawkins
President and Chief Executive Officer	Executive Vice-President, Cashier
and Chief Financial Officer

DATE: November 9, 2011	DATE: November 9, 2011