Form 10-K
period 2011-12-31
SECURITY CAPITAL CORP/MS
filed 2012-03-12
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Incorporation or Organization)

 295 Highway 6 West/P. O. Box 690, Batesville, Mississippi                                                                                                      38606                                                                                                                                                                                                     ----------------------------------------------------------------------------                                                                                  -----------------------------------------
       (Address of principal executive offices)                                                                                                                             (Zip Code)

Registrant's Telephone Number:	(662) 563-9311
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

YES [X ]   NO [  ]

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

Yes [ ] No [ X ]

Based on the stockholders of record on December 31, 2011, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $49.9 million.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2011

Common stock ($5.00 par value)	2,883,309 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into Parts III of the Form 10-K report: Proxy Statement dated March 9, 2012.

952131.1/13193.16317

CROSS REFERENCE INDEX

__
		Page
PART I
Item 1	Business	1
Item 1A	Risk Factors	14
Item 1B	Unresolved Staff Comments	19
Item 2	Properties	19
Item 3	Legal Proceedings	21
Item 4	Reserved	21

PART II

Item 5	Market for the Registrant's Common Equity, Related Stockholder Matters and	22
	Issuer Purchases of Equity Securities
Item 6	Consolidated Financial Data	23
Item 7	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	24
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	45
Item 8	Financial Statements and Supplementary Data	45
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	98
Item 9A	Controls and Procedures	99
Item 9B	Other Information	100

PART III

Item 10	Directors and Executive Officers and Corporate Governance	100
Item 11	Executive Compensation	100
Item 12	Security Ownership of Management and Related Stockholder Matters	100
Item 13	Certain Relationships and Related Transactions, and Director Independence	100
Item 14	Principal Accounting Fees and Services	101

Part IV

Item 15	Exhibits and Financial Statement Schedules	101
Signatures		101
Index to Exhibits		103
EX-3.(B) (EX-3.(B))
EX-21 (EX-21)
EX-23 (EX-23) EX-31.1 (EX-31.1)
EX-31.2 (EX-31.2)
EX-32.1 (EX-32.1)
EX-99.1 (EX-99.1)
EX-99.2 (EX-99.2)

* Information called for by Part III (Items 10 through 14) is incorporated by reference to the Registrant's Proxy Statement dated March 9, 2012.

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

Security Capital Corporation’s lending services include commercial, real estate, installment, credit card loans, and agricultural loans.  Revenues from Security Capital Corporation’s lending activities constitute the largest component of Security Capital Corporation’s operating revenues.

At December 31, 2011, the loan portfolio totaled $233.0 million constituting 56.03% of the earning assets of   $415.9 million.  Security Capital Corporation’s loan personnel have the authority to extend credit under guidelines established and approved by the Board of Directors.  Any aggregate credit which exceeds the authority of the loan officer or a combination of several authority limits is forwarded to the Loan Committee for approval.  The Loan Committee is comprised of various Bank Directors, including the Chairman.

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

The following tables provide demographic information for Desoto, Panola, Quitman, Marshall, and Tunica counties, and for the State of Mississippi:
Population

	2010	2000	1990	1980

DeSoto	161,252	107,199	67,910	53,930

Panola	34,707	34,274	29,996	28,164

Marshall	37,144	34,993	30,361	29,296

Quitman	8,223	10,117	10,490	12,636

Tunica	10,778	9,277	8,164	9,652

Mississippi	2,967,297	2,844,658	2,573,216	2,520,698

SOURCE: Center for Population Studies, University of Mississippi

PER CAPITA INCOME
(In Dollars)
	2009	2008	2007	2006	2005

DeSoto	31,113	32,393	31,891	31,589	29,623

Panola	25,755	25,646	22,943	22,776	20,908

Marshall	25,423	25,326	23,739	22,754	21,683

Quitman	26,197	26,345	21,978	20,665	20,058

Tunica	27,862	30,072	23,325	21,186	19,656

Mississippi	30,401	30,383	28,541	27,028	25,051

SOURCE: United States Department of Commerce, Bureau of Economic Analysis

MEDIAN AGE

	2000	1990

DeSoto	33.7	31.5

Panola	33.0	30.1

Marshall	33.9	30.5

Quitman	31.8	30.1

Tunica	30.6	25.3

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

Major classifications of loans were as follows:

Loans
Major Classifications

	December 31,
	2011	2010
	(In thousands)

Commercial, financial and agricultural	$35,341	$33,347
Real estate - construction and development	51,725	56,673
Real estate - mortgage	124,994	134,964
Installment loans to individuals	18,871	20,186
Other	2,092	2,594
	233,023	247,764
Less allowance for loan losses	(4,026)	(4,477)
	$228,997	$243,287

The success of the loan portfolio is not dependent on a single borrower or group of borrowers. The large loans of the loan portfolio are defined as those loans with a balance of $750,000 and greater.  As of December 31, 2011, the loan portfolio totaled $233.0 million of which the large lines total $60.5 million representing 46 borrowers.  For 2010, large loans were those with a balance of $389,000 and greater.  As of December 31, 2010, the loan portfolio totaled $247.8 million of which the large lines total $94.4 million representing 101 borrowers.

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

In 1998, Security Capital Corporation began an expansion to new market areas for the banking operation of  First Security Bank.  In October of 1998, First Security banking locations at Como, Mississippi, and Crenshaw, Mississippi, were purchased from First Tennessee Bank.  In July of 1999, Planters Bank in Tunica was purchased from First Tennessee Bank.  In October of 2001, First Security Bank’s operation in Olive Branch  moved from a loan production office to a newly constructed building with features of four drive-thru lanes and a total square footage of 7,000 to accommodate the projected growth in that area.   On July 1, 2002, the operation in Hernando moved from a loan production facility to a newly constructed building, a sister to the Olive Branch building, providing full banking services.  In August of 2003, a branch was opened in the town of Pope.  In 2005, First Security Bank continued its expansion in the Desoto County area with the opening of a new branch in Southaven.   Construction was completed in July of 2006 on a new facility for the Robinsonville banking location.  The facility for a new full-service branch on the corner of Goodman Road and Pleasant Hill Road in Desoto County was occupied in September of 2006.  Each of the newly constructed buildings represents state of the art facilities and will meet the needs of the staff and the level of customer activity.  To better serve the customers in northern Panola County, an additional location in Sardis was opened in October of 2006.       On February 19, 2009, a branch identified as the “Barton Branch” was opened in a newly constructed banking facility on the corner of Goodman Road and Highway 309 in Marshall County, Mississippi.   First Security Bank provides ATM services at twenty-seven locations.   First Security Bank also provides the customer with 24 hours a day, 7 days a week, access to their account balances and activity through a telephone banking product called First Line.  Initiated in October of 2002, First Security Bank offers internet banking, called First Net, to accommodate those customers desiring banking through technology to review their account’s activity and images of the activity, if applicable, and pay their bills from anywhere in the world. In 2011, plans and investments were made to provide First Security Bank savings and deposit customers with the option to receive electronic statements.  This new service is scheduled to be available in February 2012.

Employees

On December 31, 2011, First Security Bank had 182 full-time equivalent employees.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act has removed many limitations on the Federal Reserve Board’s authority to make examinations of banks that are subsidiaries of bank holding companies.  Under the Dodd-Frank Act, the Federal Reserve Board will generally be permitted to examine bank holding companies and their subsidiaries, provided that the Federal Reserve Board must rely on reports submitted directly by the institution and examination reports of the appropriate regulators (such as the FDIC and the Mississippi Department of Banking and Consumer Finance) to the fullest extent possible; must provide reasonable notice to, and consult with, the appropriate regulators before commencing an examination of a bank holding company subsidiary; and, to the fullest extent possible, must avoid duplication of examination activities, reporting requirements, and requests for information.

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

The following table represents the capital ratios for Security Capital Corporation and First Security Bank as of December 31, 2011:

	Corporation	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	23.25%	19.24%	8.00%
Tier 1 Capital	22.00%	18.01%	4.00%
Leverage Capital	13.31%	10.43%	4.00%

Deposit Insurance Assessments:  The deposits of First Security Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of First Security Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC.  However, a portion of First Security Bank's deposits, relating to a savings association acquisition, are subject to assessments imposed by the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors.  Effective March 31, 2006, the BIF and SAIF funds were merged into the newly created Deposit Insurance Fund (“DIF”).  The DIF is maintained by assessing depository institutions an insurance premium effective 2007.  The premium is based upon statutory factors that include the balance of the insured deposits as well as the degree of risk the institution poses to the fund.  The Federal Deposit Insurance Reform Act of 2005 provided a One-time Assessment Credit of $194,604 to First Security Bank in 2007 as an eligible institution which eliminated the need to pay a DIF premium in that year.  The remaining credit of $44,403 was depleted early in the next year, 2008.    In 2008, the bank paid annualized basis points ranging from 5.45 basis points to 7 basis points for the DIF premium.  On October 3, 2008, deposits at FDIC-insured institutions became insured up to at least $250,000 per depositor with this increase in coverage to cease at December 31, 2013.  On October 14, 2008, the Temporary Liquidity Guarantee Program (TLGP) became available to participating banks.  With this program, First Security Bank opted to cover any noninterest-bearing transaction accounts with a balance exceeding $250,000 at an additional fee of 10 basis points (annualized) to provide this coverage for its customers.  This program, originally to expire on December 31, 2009, was extended to June 30, 2010 and then to December 31, 2010. In 2010, the Dodd-Frank Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  Although the TLGP ceased at its sunset date of December 31, 2010, the Dodd-Frank Act has in effect extended unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions for the period of December 31, 2010 through December 31, 2012.  This regulation also made permanent the standard coverage of $250,000 per depositor, per insured bank, for each account ownership category.  In 2009, First Security Bank paid DIF premiums ranging from annualized basis points of 7.00 to 20.89.  Also in 2009, a special one-time assessment of .05% was paid on total assets less Tier 1 Capital.  In 2010, First Security Bank paid DIF premiums ranging from annualized basis points of 21.04 to 21.21.   Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO").  Based on the assigned FICO debt service rates, the assessments paid by the Bank during 2010 was 1.04 basis points, per $100 of deposits.  The projected assessments for the first quarter of 2012 will be paid based on an assigned FICO debt service rate of 1.02 basis points.

The Dodd-Frank Act also changed the method of calculation for FDIC insurance assessments.  Under the current system, the assessment base is domestic deposits minus a few allowable exclusions, such as pass-through reserve balances.  Under the Dodd-Frank Act, assessments are to be calculated based on the depository institution’s average consolidated total assets, less its average amount of tangible equity.  On February 9, 2011, the FDIC published final regulations implementing these changes.  In addition to providing for the required change in assessment base, the FDIC has modified or eliminate the assessment adjustments based on unsecured debt, secured liabilities, and brokered deposits; added a new adjustment for holding unsecured debt issued by another insured depository institution; and lowered the initial base assessment rate schedule in order to collect approximately the same amount of revenue under the new base as under the old base, among other changes.  Due to the expanded assessment base the new initial base assessment rates will range from 5 to 35 basis points, and total base assessment rates will range from 2.5 to 45 basis points after adjustments.  These final regulations were effective April 1, 2011.

Legislative and Regulatory Initiatives to Address Financial and Economic Crises

The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September, 2008 to address volatility in the U.S. banking system, including the passage of legislation, the provision of other direct and indirect assistance to financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve Board to provide liquidity to the commercial paper markets and expansion of deposit insurance coverage

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury  purchased debt or equity securities from participating institutions.  TARP also included direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

The current administration and Congress have pursued a number of initiatives in an effort to stimulate the economy and stabilize the financial markets, including the enactment of the American Recovery and Reinvestment Act of 2009 and the Small Business Jobs Act of 2010, among others, and have altered the terms of some previously announced policies and programs.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will result in increased regulation of the financial services industry.  Provisions likely to affect the activities of the Company and the Bank include, without limitation, the following:

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

On June 26, 2009, as part of the TARP CPP, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the Treasury Department, pursuant to which the Company sold (i) 17,388 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series UST (the “UST Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 522.00522 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series UST/W (“the “Warrant Preferred Stock”), for an aggregate purchase price of $17,388,000 in cash.  The UST Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Warrant was immediately exercised upon its issuance, and the 522 net shares of Warrant Preferred Stock was (after net settlement) entitled to dividends at a rate of 9% per annum.  The Company was subject to these rate requirements until September 29, 2010.

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

Competition

The banking business is a highly competitive business.  Security Capital Corporation’s market area consists principally of Panola, Quitman, Desoto, Marshall and Tunica Counties in Mississippi.  Security Capital Corporation competes with other financial institutions, as well as insurance companies and various other entities, for deposits and in providing financial services in these counties and the surrounding counties.  Security Capital Corporation, as provided by the FDIC Market Share Report of June 30, 2011 (the latest Market Share Report), held 58.85% of the deposit market in Panola County.  In Quitman County, this same report reflects Security Capital Corporation holding 22.41% of the deposit market.  In Desoto County, an area filled with large regional banks and national banks, Security Capital Corporation held a 4.09% share of the deposit market as of June 30, 2011.  In Marshall County, Security Capital held a .78% share of the deposit base at June 30, 2011.  In Tunica County, Security Capital Corporation held a 49.78% share of the deposit base as of June 30, 2011. The market share held as of June 30, 2011 by the Company in the counties of Panola, Quitman and Tunica reflected a small increase from the percentages shown as of June 30, 2010.

Available Information

The Company maintains an internet website at www.firstsecuritybk.com.  On its website, the Company provides access to the quarterly Form 10-Q reports, the annual report, Form 10-K, current reports on Form 8-K, and amendments to those reports when filed with the Securities and Exchange Commission.  These reports will be available on the Company’s website as the reports are filed with the Commission.  Information on the Company’s website is not incorporated into this Form 10-K or the Company's other securities filings and is not a part of them.  Electronic or paper copies of the reports will be provided, free of charge, upon request by mail, through our website or in person.

The 2011 annual report and the 2012 proxy material are available on the website, www.firstsecuritybk.com, for the shareholders to review prior to submitting a proxy or attending the 2012 shareholders’ meeting.

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

•
Our participation in the Capital Purchase Program limited our annual per share dividend payments to no more than the amount paid in the immediately prior fiscal year.  Beginning on September 29, 2008, the Capital Purchase Program restricts the ability to repurchase the Company’s common stock.

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

• On August 5, 2011, Standard & Poor's downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments  issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Although these downgrades did not have a significant effect on the Company's operations, any future additional   downgrades could have a significant effect on the value of the Company's U.S. government-related investments and on lending and other programs that are dependent on the credit standing of the U.S. government.

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
Profit-Sharing Plans, IRA's,
Paying Agent Accounts

First Security Bank owns its main office and all of its branch offices, except the Express Branch.  The Express Branch was leased for an annual rent of $10,200 in 2011.  This ground lease agreement had an option to renew which was exercised in 2007.  Under the renewal, the Bank is committed to an annual rent of $10,200  through 2012.  The main office facility, originally occupied in 1973, is used solely by Security Capital Corporation and First Security Bank.  This facility contains approximately 21,300 square feet and houses the executive offices and the operations department as well as providing the customer area for cash, deposit, safe deposit and loan transactions.  The other branch buildings range in size from approximately 600 square feet for the Express Branch to 7,000 square feet for the Hernando, Olive Branch, and Southaven locations.

ITEM 3.  LEGAL PROCEEDINGS

In  2011, the case in which First Security Bank was  the defendant in a case styled Amy French, individually, and Austin Lenard, a minor, by and through His Next Friend and Mother, Amy French vs. First Security Bank and Joshua Hawkins, Cause No. 2002-327-BB, filed on December 17, 2002, in the Circuit Court of the Second Judicial District of Panola County, Mississippi was resolved with no loss to the Bank beyond the insurance coverage.

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

Dividends

Security Capital Corporation paid an annual cash dividend of $.50 per share in 2011 and 2010.  The primary source of funds for dividends paid by Security Capital Corporation to its shareholders is the dividend income received from First Security Bank. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. Under Mississippi law, the payment of dividends by First Security Bank must be approved by the Mississippi Department of Banking and Consumer Finance. The FDIC also has the authority to regulate the payment of dividends and to prohibit a regulated depository institution from engaging in what, in such agency’s opinion, constitutes an unsafe or unsound practice for conducting business. Depending upon the financial condition of the depository institution, payment of dividends could be deemed to constitute such an unsafe or unsound practice. In addition, a depository institution may not pay a dividend or otherwise make a capital distribution if the payment thereof would cause such institution to fail to satisfy its capital requirements.

At December 31, 2011, there were 837 stockholders of record of the Company's common stock.

ITEM 6.  CONSOLIDATED FINANCIAL DATA

Five Year Financial Summary

The following table sets forth certain financial information for Security Capital Corporation on a consolidated historical basis. Such information should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes appearing elsewhere in this report.

Security Capital Corporation
Table 1 - Five Year Financial Summary

	12/31/2011	12/31/2010	12/31/2009	12/31/2008	12/31/2007
	(In thousands except per share data and other financial data)
Income Statement Data:
Interest Income	$18,625	$19,785	$21,067	$27,071	$34,133
Interest Expense	3,073	4,276	5,373	8,993	13,699
Net Interest Income	15,552	15,509	15,694	18,078	20,434
Provision for Loan Losses	2,848	2,325	3,911	10,456	1,155
Net Interest Income After Provision	12,704	13,184	11,783	7,622	19,279
Noninterest Income	6,877	6,355	6,624	7,748	6,849
Noninterest Expenses	17,373	18,493	18,137	16,029	15,538
Income (loss) Before Income Taxes	2, 208	1, 046	270	(839)	10,590
Income Tax Expense (Benefit)	(8)	(256)	(528)	(1,022)	3,155
NET INCOME	2,216	1,302	798	183	7,435
Preferred Dividends	540	1,014	585	-	-
Net income applicable to
common shareholders	1,676	288	213	183	7,435
Per Share Data:
Basic net Income – per common share*	.58	.10	.07	.06	2.58
Cash Dividends*	.50	.50	.50	.50	1.00
Book Value*	25.49	24.94	25.24	19.42	19.76

Other Ratios (%):
Return on Average Assets	.32	.06	.04	.04	1.54
Return on Average Equity	2.25	.39	.32	.31	13.44
Loans to Deposits	57.03	60.62	69.52	86.82	88.28
Loans to Total Assets	45.57	48.35	54.26	67.11	72.02
Equity Capital to Total Assets	14.37	14.03	14.81	12.10	11.95
Average Equity to Average Assets	14.06	14.39	14.08	12.15	11.43
Dividend Payout Ratio	86.02	500.00	676.79	787.58	38.76

Other Financial Data:
Cash Dividends Declared	$1,441,655	$1,441,580	$1,441,555	$1,441,280	$2,881,809
Weighted Average
Outstanding Common Shares	2,883,309	2,883,167	2,882,959	2,882,332	2,881,934

*The per share information is based upon the retroactive effect of the stock dividends for the period, if applicable.
The per share data being reflected was derived using the weighted average number of outstanding shares at
December 31, 2011 as the denominator. (The weighted average number of outstanding shares at December
31, 2011 was 2,883,309.) For example, the cash dividends per share was determined by dividing the amount of dividends by 2,883,309.
	12/31/2011	12/31/2010	12/31/2009	12/31/2008	12/31/2007
	(In thousands except other data)
Balance Sheet Data:
Total Assets	$511,322	$512,482	$491,372	$462,485	$476,530
Earning Assets	415,891	419,954	403,751	395,077	425,879
Investment Securities AFS	123,972	124,447	109,466	69,890	66,160
Investment Securities HTM	47,219	33,095	14,759	5,375	7,235
Other Securities	1,938	1,933	2,223	2,218	2,024
Loans - Net	228,997	243,287	262,259	306,678	338,460
Allowance for Loan Losses	4,026	4,477	4,352	3,675	4,729
Total Deposits	408,626	408,743	383,500	357,483	388,733
Savings Deposits	31,222	28,064	26,830	27,731	26,897
Time Deposits	137,666	158,987	148,746	145,899	175,805
Long-Term Borrowings	15,309	25,127	26,910	28,657	22,082
Shareholders' Equity	73,489	71,913	72,780	55,979	56,939

Average Balances:
Total Assets	528,965	518,551	477,345	482,066	472,756
Earning Assets	450,798	438,687	400,451	422,877	420,609
Securities	178,483	149,068	87,609	78,734	72,399
Total Loans	242,917	258,541	286,433	334,576	340,689
Allowance for Loan Losses	4,157	3,985	4,141	4,963	4,612
Savings Deposits	30,201	27,771	26,512	28,442	29,932
Time Deposits	146,198	156,388	144,736	162,006	168,032
Long-Term Borrowings	25,411	27,219	29,989	29,742	16,291
Shareholders’ Equity	74,236	74,608	67,539	56,228	52,990

Other Data:
Number of Employees	182	177	186	189	190

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management's Discussion and Analysis of Financial Condition and Results of Operations
For the Years Ended December 31, 2011, 2010, and 2009

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

Results of Operations

Overview

Security Capital Corporation earned $2.2 million of which $1.7 million or $.58 per share was available for common shareholders for 2011, $288 thousand or $.10 per share for 2010, and $ 213 thousand or $.07 per share for 2009 representing an increase of $1.5 million or $.51 per share for the period from year 2009 through year 2011 for common shareholders.  The downturn in the economy, beginning in 2008, affected the overall banking industry.  The most recent earnings have improved as the affects of economic conditions stabilize.

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

The increase in net interest income in 2011 as compared to 2010 is  the result of a combination of a increase in investments in securities at lower yields, and a continuing decrease in loans.

The following table sets forth the major components of interest earning assets and interest-bearing liabilities for three consecutive years ended December 31, 2011.  In the table below, the loan interest includes loan fees and the interest on securities considers discount accretion and premium amortization.

Security Capital Corporation
Table 2 - Average Balances; Interest Earned and Interest Yields
(in thousands)
	Years ended December 31,
	2011			2010			2009
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yields	Balance	Interest	Yields	Balance	Interest	Yields
Assets:
Interest-Earning Assets:
Securities	175,369	4,535	2.59	145,905	4,512	3.09	85,672	3,515	4.10
Fair Value to Carrying Value	3,114			3,163			1,937
Total Securities	178,483	4,535	2.54	149,068	4,512	3.03	87,609	3,515	4.01

Loans
Commerical/Agricultural	182,450	9,225	5.06	196,036	10,789	5.50	218,744	12,446	5.69
Consumer/Installment	55,067	3,805	6.91	57,359	4,158	7.25	62,594	4,743	7.58
Mortgage	62	5	8.06	160	8	5.00	150	12	8.00
Other Personal Loans	5,338	237	4.44	4,986	221	4.43	4,945	217	4.39
Total Loans	242,917	13,272	5.46	258,541	15,176	5.87	286,433	17,418	6.08

Other Investments
CDs with Other Banks	1,375	21	1.53	671	13	1.94	257	7	2.72
Federal Funds Sold	26,379	60	0.23	27,681	62	0.22	20,782	47	0.23
FHLB Account/Other	1,744	20	1.15	2,726	22	0.81	5,370	80	1.49
Total Other	29,398	101	0.34	31,078	97	0.31	26,409	134	0.51

Total Earning Assets	450,798	17,908	3.97	438,687	19,785	4.51	400,451	21,067	5.26

Noninterest Earning Assets:

Allowance for Loan Losses	-4,157			-3,985			-4,141
Fixed Assets	32,849			32,708			27,361
Other Assets	31,460			32,063			36,301
Cash and Due Froms	18,015			19,427			17,373

Total Noninterest Earning Assets	78,167			80,213			76,894

Total Assets	528,965			518,900			477,345

Liabilities & Shareholders' Equity

Interest-Bearing Liabilities
Deposits:
Interest-Bearing DDA	166,445	715	0.43	155,585	883	0.57	140,946	981	0.70
Savings Deposits	30,201	45	0.15	27,771	57	0.21	26,512	92	0.35
Time Deposits	146,198	1,292	0.88	156,388	2,242	1.43	144,736	3,043	2.10

Total Interest-Bearing Deposits	342,844	2,052	0.60	339,744	3,182	0.94	312,194	4,116	1.32

Borrowed Funds
Short-Term Borrowings	559	0	0.00	577	0	0.00	723	2	0.28
FHLB Advances- Short/Long-Term	24,852	1,021	4.11	26,642	1,094	4.11	29,989	1,255	4.18

Total Borrowed Funds	25,411	1,021	4.02	27,219	1,094	4.02	30,712	1,257	4.09

Total Interest-Bearing Liabilities	368,255	3,073	0.83	366,963	4,276	1.17	342,906	5,373	1.57

Non-Interest-Bearing Liabilities
Non-Interest-Bearing Deposits	79,268			69,422			59,201
Other Liabilities	7,206			7,907			7,699

Shareholders' Equity	74,236			74,608			67,539

Total Liabilities & Shareholders' Equity	528,965			518,900			477,345

Net Interest Income &
Interest Rate Spread		14,835	3.14		15,509	3.34		15,694	3.69

Net Interest Margin			3.29			3.54			3.92

The following table sets forth net interest earning assets and liabilities for 2011, 2010 and 2009.

Table 3 - Net Interest Earning Assets
(in thousands)

	2011	2010	2009

Average Interest
Earning Assets	$450,798	$438,687	$400,451

Average Interest
Bearing Liabilities	368,255	366,963	342,906

Net	$82,543	$71,724	$57,545

Table 3A - Volume/Rate Analysis depicts the dollar effect of volume and rate changes from 2009 to 2011.  Variances which were not specifically attributable to volume or rate were allocated proportionately between rate and volume using the absolute values of each for a basis for the allocation.  Non-accruing loans were included in the average loan balances used in determining the yields.

Table 3A - Volume/Rate Analysis
(dollars in thousands)

	2011 Change from 2010			2010 Change from 2009
	Volume	Rate	Total	Volume	Rate	Total

INTEREST INCOME (excluding fees):

Loans	-853	-1,163	-2,016	-1,648	-487	-2,135

Investment Securities	750	-716	34	1,862	-867	995

Other	-5	12	7	11	-71	-60

Total Interest Income	-108	-1,867	-1,975	225	-1,425	-1,200

INTEREST EXPENSE:

Interest-Bearing
Demand Deposit Accounts	68	-151	-83	51	-240	-189

Savings Deposits	4	-17	-13	3	-37	-34

Time Deposits	-90	-860	-950	167	-970	-803

Borrowed Funds	-73	90	17	-129	-123	-252

Total Interest Expense	-91	-938	-1,029	92	-1,370	-1,278

NET INTEREST INCOME	-17	-929	-946	133	-55	78

Non-Interest Income and Non-Interest Expense

Non-interest expense increased by 1.96% from 2009 to 2010 and decreased by 6.06% from 2010 to 2011.
Salaries and employee benefits prior to 2008 normally reflected an annual increase in a range from 3% to 7% depending on the profits and the attainment of performance goals.  However, the effect of the profits of the entity and the goal to control costs can be seen in smaller increases in salaries and employee benefits and an increase in professional fees from $440 thousand in 2008 to $939 thousand in 2009.  The 2010 variance in salaries and employee benefits reflect a decrease resulting from a funding change in the group insurance.  FDIC Assessments decreased in 2011 due to a change in the basis of the assessment of premiums and also to having no special assessment due.  Other real estate expenses peaked in 2010 and 2011 expenses continue to identify large monetary responsibilities in property taxes and professional fees on the non-performing assets.

The following table provides details on non-interest income and expense for the years ended December 31, 2009 through 2011.

Table 4 - Non-Interest Income and Expense
(in thousands)

	2011	2010	2009
Non-Interest Income:
Trust Department Income	$866	$837	$814
Service Charges: Deposits	4,133	4,354	4,826
Other Operating Income	1,878	1,164	984

Total Non-Interest Income	$6,877	$6,355	$6,624

Non-Interest Expense:
Salaries & Employee Benefits	$10,322	$9,559	$10,456
Occupancy Expense	2,314	2,405	2,447
Other Operating Expense	4,737	6,529	5,234

Total Non-Interest Expense	$17,373	$18,493	$18,137

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

Financial Condition

Loans

The loan portfolio constitutes the major earning asset of Security Capital Corporation and in the opinion of management offers the best alternative for maximizing interest spread above the cost of funds.   Real Estate Loans and Commercial Loans comprise the largest segment of the loan portfolio.  Commercial loans which bear a higher degree of risk comprise 8.62% of the loan portfolio at December 31, 2011.  Agricultural loans, another type of loan that carries a higher degree of risk, are only 1.32% of the loan portfolio at December 31, 2011.

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

Concentration of Credit

The bank monitors its loans in a manner that will identify any excessive risk due to concentrations of credit from a large volume of economically related assets advanced to one individual, related groups of borrowers or industry.  Loans to one individual or corporation shall not exceed the limits set by state law.  Mississippi state law states that the limit of lending to one individual or entity shall not exceed 20% of unimpaired capital and reserves.  Monthly, borrowers, related groups of borrowers, and industries who are known to be near this limit are monitored and reported to the board of directors.

The following table reflects outstanding balances by loan type for the past five years.

Table 5 - Loans by Type
(in thousands)

	2011	2010	2009	2008	2007
Commercial, Financial & Agricultural	$35,341	$33,347	$30,580	$44,752	$39,135
Real Estate - Construction & Development	51,725	56,673	69,797	96,049	124,714
Real Estate - Mortgage	124,994	134,964	142,917	144,647	151,998
Installment Loans to Individuals	18,871	20,186	20,702	22,999	24,624
Other	2,092	2,594	2,615	1,906	2,718

Total Loans	$233,023	$247,764	$266,611	$310,353	$343,189

The following table reflects the maturity schedule or repricing frequency of all loans that will reprice or mature within one year.

Table 6 - Loan Liquidity
(in thousands)

	Within	1 thr 5	Over
Loans That Will Reprice or Will Mature:	1 Year	Years	5 Years	Total
Allocation by Maturity Date:
Commercial, financial and agriculture loans	$22,124	$13,103	$114	$35,341
Construction and development	39,311	12,377	37	51,725
Total	$61,435	$25,480	$151	$87,066

Repricing frequency of loan types above:
Fixed Rate	$20,367	$12,758	$112	$33,237
Variable Rate	41,068	12,722	39	53,829

Total	$61,435	$25,480	$151	$87,066
Percent of Total	69.49%	30.33%	0.18%	100.00%

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

Security Capital Corporation attains a loan review program to evaluate loan administration, credit quality, and loan documentation.  This program includes a regular review of problem loans, delinquencies, and charge-offs. The adequacy of the allowance for loan losses is evaluated on a quarterly basis.  This evaluation focuses on specific loan reviews, changes in the type and volume of the loan portfolio given the current and forecasted economic conditions, and historical loss experience.  Any one of the following conditions may necessitate a review of a specific loan: a question of whether the customer’s cash flow or net worth may not be sufficient to repay the loan; the loan has been criticized in a regulatory examination; the accrual of interest has been suspended; serious delinquency; or other reasons where either the ultimate collectibility of the loan is in question or the loan has other special or unusual characteristics which require special monitoring.

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

Security Capital Corporation
Table 7 - Allowance for Loan Losses
(in thousands)
	2011	2010	2009	2008	2007
Balance at
Beginning of Year	$4,477	$4,352	$3,675	$4,729	$4,334

Less: Loans Charged-Off
Commercial, Financial & Agricultural	120	611	303	107	92
Real Estate - Construction & Development	1,996	1,002	1,452	8,959	202
Real Estate - Mortgage	1,001	379	987	683	76
Installment Loans to Individuals	750	856	1,070	2,255	2,025
Other	9	141	517	1,871	5
Total Charge-Offs	3,876	2,989	4,329	13,875	2,400

Add: Charge-Off Recovered
Commercial, Financial & Agricultural	33	74	69	17	10
Real Estate - Construction & Development	18	9	44	510	11
Real Estate - Mortgage	17	75	94	59	27
Installment Loans to Individuals	509	593	837	1,778	1,591
Other	-	38	51	1	1
Total Recoveries	577	789	1,095	2,365	1,640

Less: Net Charge-Offs	3,299	2,200	3,234	11,510	760

Add: Current Year Provision	2,848	2,325	3,911	10,456	1,155

Balance at End of Year	$4,026	$4,477	$4,352	$3,675	$4,729

Loans at End of Year (Net of Allowance)	$228,997	$243,287	$262,259	$306,678	$338,460

Ratio: Allowance to Loans	1.76%	1.84%	1.66%	1.20%	1.40%

Average Loans	$242,917	$258,541	$286,433	$334,576	$340,689

Ratio: Allowance to Average Loans	1.66%	1.73%	1.52%	1.10%	1.39%

Ratio: Net Charge-Offs to Average Loans	1.36%	0.85%	1.13%	3.44%	0.22%

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

Table 8 - Nonperforming Assets
(in thousands)
	2011	2010	2009	2008	2007
Loans:
Non-accrual	$7,537	$9,584	$15,244	$3,271	$1,043

90 Days+ Past-Due	10	63	12	3,616	1,725

Total Nonperforming Loans	$7,547	$9,647	$15,256	$6,887	$2,768
As % of Total Loans	3.24%	3.89%	5.72%	2.22%	0.81%

Other Real Estate	$23,667	$20,272	$20,770	$14,046	$716
As % of Total Loans	10.16%	8.18%	7.79%	4.53%	0.21%

Allowance for loan losses	$4,026	$4,477	$4,352	$3,675	$4,729

Loan Charge-Offs	$3,876	$2,989	$4,329	$13,875	$2,400

Total Loans	$233,023	$247,764	$266,611	$310,353	$343,189

The consolidated allowance for loan losses reflected in Table 7 are the balances remaining after the charge-offs for the year.

The loan portfolio contained $7.5 million in non-accrual loans represented by 66 loans and an aggregate of $10 thousand of 90 days past due and over as of December 31, 2011.   If the non-accrual loans had been performing loans during the 2011 period, interest income would have shown an addition of $272 thousand.  Loans of 90 days and over past due are automatically classified as nonaccrual loans unless collectibility is expected.  The interest income recognized in 2011 for the loans classified as 90 days and over past due at December 31, 2011, was nominal.

Potential Problem Loans

As of December 31, 2011, loan management had not identified any loans requiring greater than normal supervision other than the loans in the categories of Watch, Substandard and Doubtful indicated below.  Analysis of possible workout plans does not anticipate any deficiency.  The actual deficiency depends on the market for the equipment and real estate at the time of disposal.

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

All watch list loans are subject to additional scrutiny and monitoring.  Security Capital Corporation’s policies require loan officers to identify borrowers that should be monitored in this fashion and believe this process ultimately results in the identification of problem loans in a more timely fashion.  At December 31, 2011, Security Capital Corporation in its allowance for loan losses analysis classified $36,615,000 with a rating of Substandard, of which $25,545,000 needed no allowance and $12,070,000 required an allowance of $2,259,000.

All other real estate is carried by Security Capital Corporation at the lower of cost or fair value less costs to dispose.  Any normal expense of holding the other real estate is expensed as incurred.  Expenditures occurring from  other real estate that are substantial or that extends the life of the asset are capitalized.

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

	Table 8A - Allocation of the Allowance for Loan Losses
	(In thousands)
	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Balance	Percent	Balance	Percent

Commercial, Financial
& Agricultural	$130	3.23%	$310	6.92%	$861	19.78%	$367	9.99%	$547	11.57%

Real Estate - Construction
& Development	2,324	57.72%	2,178	48.65%	1,787	41.06%	2,029	55.21%	1,758	37.18%

Real Estate - Mortgage	1,288	31.99%	1,773	39.60%	1,500	34.47%	1,037	28.22%	1,558	32.95%

Installment Loans
to Individuals	190	4.72%	98	2.19%	123	2.83%	240	6.53%	770	16.29%

Other Loans	94	2.33%	118	2.64%	81	1.86%	2	0.05%	95	2.01%

Unallocated	-	-	-	-	-	-	-	-	-	-

Total Loans	$4,026	100.00%	$4,477	100.00%	$4,352	100.00%	$3,675	100.00%	$4,728	100.00%

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

The allowance for loan losses at December 31, 2011 reflects a decrease of $451 thousand from December 31, 2010.  During 2011, the formation and methodology of the loan loss reserve changed, conforming to changes in regulatory requirements, but stimulating little changes in the allocation.  The chief difference in the 2010 and 2011 is generated by the change in the level of loans, the risk within the loan portfolio and a new twelve month historic loan loss average per loan category.

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

In 2011, the level of loan of charge offs decreased from 2010 levels. A decrease has been experienced for 2009 through 2011 as the exposures developed in 2007 and 2008 decreased or stabilized.  Characteristics of the real estate markets, notably sales and appraisal values, have stimulated losses in real estate loans including development loans.

 The ratio of the Allowance for Loan Losses to Loans for the years presented reflects a range from a low of 1.20% in 2008 to a high of 1.84% in 2010.

Securities
Securities are identified as either Available-for-Sale, Held-to-Maturity or Other Securities.   Securities held to maturity are those securities which Security Capital Corporation has both the intent and the ability to hold to maturity and are reported at the amortized cost.  Securities available-for-sale are those securities which Security Capital Corporation may decide to sell if needed for liquidity, asset/liability management or other reasons.  Securities that are available-for- sale are reported at market value with the unrealized gains or losses included as a separate component of equity, net of tax.  Other securities are carried at cost and are investments in FHLB and First National Banker’s Bankshares.

Table 9 - Securities
(in thousands)
	2011	2010	2009	2008	2007
Securities Available-for-Sale
U. S. Agencies	$9,578	$21,164	$21,258	$1,075	$1,536
Mortgage Backed	37,896	43,308	40,223	37,534	34,452
State, Municipals & Other	76,498	59,975	47,985	31,281	30,172

Total Securities AFS	123,972	124,447	109,466	69,890	66,160

Securities Held-to-Maturity
U. S. Agencies	33,905	25,578	9,614	-	-
State, Municipals & Other	13,314	7,517	5,145	5,375	7,235

Total Securities HTM	47,219	33,095	14,759	5,375	7,235

Other Securities
Equities	1,938	1,933	2,223	2,218	2,024

Total Securities	$173,129	$159,475	$126,448	$77,483	$75,419

The security portfolio is composed of U. S. Treasury securities, U. S. Agency securities, State and Municipal securities - both tax-exempt and taxable, equities, and mortgage-backed securities.

Table 10
Securities & Repricing Schedule
For 12/31/2011
(in thousands)

	1 Year	After 1 Year	5 to 10	Over
	and Less	Thru 5 Years	Years	10 Years
Agencies
Fair Value	$-	$1,531	$1,002	$41,009
Book Yield	-	1.210	1.000	1.590

Taxable Municipals
Fair Value	1,126	1,373	2,431	5,186
Book Yield	1.550	2.460	5.050	5.750

Municipals
Fair Value	15,420	37,443	11,814	15,078
Book Yield	1.670	2.350	2.980	3.360

Equity-FHLB	-	-	-	1,438
Book Yield	-	-	-	0.375

Other Securities		-	-	500

MBS
Fair Value	-	-	-	37,896
Book Yield	-	-	-	3.920

Total Fair Values	$16,546	$40,347	$15,247	$101,107
Weigh Bk Yields	1.662	2.310	3.180	2.916

Table 11
Securities Weighted Maturity and Tax Equivalent Yield by Classification
December 31, 2011

	Weighted	Weighted
	Maturity	Tax-Equivalent
	(Years)	Yield
U. S. Agencies	13.64	1.486%
Mortgage Backed	3.08	3.984%
Taxable Municipals	8.93	4.845%
Tax-Exempt Municipals	5.33	3.677%

Total Securities Portfolio	7.21	3.248%

The weighted tax-equivalent yields reflected in the table above were calculated using amortized costs and a tax rate of 34%.

The securities portfolio carries varying degrees of risk.  Investments in U. S. Treasury and U. S. Agency securities have little or no credit risk.  Mortgage-backed securities are substantially issues of federal agencies.  Obligations of states and political subdivisions are the areas of highest potential credit exposure in the portfolio.  This risk is minimized through the purchase of high quality investments.  When purchased, obligations of states and political subdivisions and corporate bonds must have a credit rating by Moody’s or Standard and Poor’s of “A” or better.  The risk of non-rated municipal bonds is minimized by limiting the amounts invested in local issues. Management believes the non-rated securities are of high equality.  No securities of an individual issuer exceeded 10% of Security Capital Corporation’s shareholders’ equity as of December 31, 2011.  Security Capital Corporation does not use off-balance sheet derivative financial instruments as defined in FASB Accounting Standards Codification (ASC) Topic 815, “Derivatives and Hedging.”

The securities investment was increased as investment decisions favored securities investments when adequate loan funding was maintained.  In 2011, the investment in securities increased by $13.7 million driven by a continuing decrease in loans and an increase in deposits.

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

Table 12 - Deposit Information
(in thousands)
	2011		2010		2009		2008		2007
	Average	Avg	Average	Avg	Average	Avg	Average	Avg	Average	Avg
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest- Bearing
Demand	$79,000		$69,143		$58,940		$59,286		$56,816
Savings	268		279		261		258		251
Interest-bearing
Demand	166,446	0.43	155,585	0.57	140,946	0.70	135,517	1.30	135,369	2.76
Savings	30,201	0.15	27,771	0.21	26,512	0.35	28,442	0.71	29,932	1.52
Time Deposits	146,198	0.88	156,388	1.43	144,736	2.10	162,006	3.49	168,032	4.86
	$422,113		$409,166		$371,395		$385,509		$390,400

Table 13 - Maturity Ranges of Time Deposits
With Balances More Than $100,000
As of December 31, 2011
(in thousands)

3 Months or Less	$20,033
Over 3 Months thru 6 Months	11,079
Over 6 Months thru 12 Months	28,828
Over 12 Months	6,631
$66,571

Security Capital Corporation in its normal course of business will acquire large certificates of deposit (time deposits), generally from public entities that exhibit a variety of maturities.  These funds are acquired on a bid basis and are considered to be part of the deposit base of Security Capital Corporation.

Borrowings

Aside from the core deposit base and large denomination certificates of deposit mentioned above, the remaining funding sources include short-term and long-term borrowings.  As of December 31, 2010, Security Capital Corporation’s short-term borrowings consisted of approximately $843 thousand of the Treasury Tax and Loan open-end note and $1,000,000 of the $26,127,000 borrowed from the Federal Home Loan Bank.  As of December 31, 2011, borrowings maturing within one year included three open-end notes totaling $9,000,000 of the $24,309,000 borrowed from the Federal Home Loan Bank.  Security Capital Corporation foresees short-term borrowings to be a continuing source of liquidity and will continue to use these borrowings as a method to fund short-term needs.

At the end of 2010 and 2011, Security Capital Corporation had long-term debt in the amount of $25,127,000 and $15,309,000, respectively.  Scheduled principal payments of $9,857,000 are due to the Federal Home Loan Bank in 2012.  The rates on the debt with Federal Home Loan Bank as of December 31, 2011 , ranged from 2.568% to 5.810% with the maturities ranging to 2032.  The maximum month-end balance during 2011 with Federal Home Loan Bank occurred at the beginning of 2011 with the balance of $26,127,000.  For 2011, the average outstanding long-term balance was $24,852,000 for debt with Federal Home Loan Bank.

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

Security Capital Corporation addresses short–term liquidity from both an asset liquidity and a liability liquidity viewpoint.  Short-term asset liquidity is provided by money market assets, the investment portfolio, and readily saleable bank assets.  Short-term liability liquidity is measured by the liabilities considered to be more volatile in nature and more likely to be sensitive to changes in interest rates.  Short-term liquidity is monitored through the asset/liability reports in a measure of a coverage ratio and a crisis coverage ratio.  These ratios measure the ability of the bank to raise cash quickly and how many times this cash will cover volatile liabilities.  For December 31, 2011, the coverage ratio was 6.29%.  Of this ratio, the calculated reserves or the source for cash was $204.6 million which would be needed to meet the demand of the identified volatile liabilities and unused loan commitments of $25.7 million and $6.8 million, respectively.  The crisis ratio looks at the coverage of volatile liabilities under a scenario where cash is needed immediately.  The crisis ratio for December 31, 2011, was 2.75%. The identified reserves for a crisis ratio totaled $168.3 million and the volatile liabilities and unused loan commitments totaled $61.1 million.  Additionally, the bank monitors liquidity by looking at the ratio of cash and short-term investments versus non-core funding.  The liquidity ratio for December 31, 2011, was in compliance with the policy limit of 15% with a ratio of 41.50%.  This ratio measures the net cash and short-term marketable assets of $142.6 million to the net deposits and short-term liabilities of $343.8 million. The Corporation’s dependency ratio of -5.70% was in compliance with the policy ratio of 20.0% at December 31, 2011.  This ratio measures the net volatile liabilities to the earning assets less short-term investments.

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

At December 31, 2011, the Company had outstanding loan origination commitments and unused commercial and commercial and retail lines of credit of $22.7 million.  Letters of credit commitments totaling $11.8 million consisted of financial standby letters of credit of $6.5 million, performance standby letters of credit of $1.3 million and commercial letters of credit of $4.0 million.  We anticipate that we will have sufficient funds available to meet current origination and other lending commitments.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of securities, sale of loans and/or the temporary curtailment of lending activities.  Certificates of deposit that are scheduled to mature within one year totaled approximately $114.3 million at December 31, 2011.  We expect to retain a substantial majority of these certificates of deposit.

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

The Interest Rate Risk Management System is comprised of six different steps. They are: Board Oversight; Senior Management Oversight; Risk Limits and Controls; Risk Identification and Measurement; Risk Monitoring and Reporting; and Independent Review. A strategic plan highlighting risk tolerance levels is established and monitored by the Board. Senior management implements the strategic plan of goals, objectives and risk limits. Risk limits are set for Earnings at Risk, Gap Analysis, Economic Value and Value at Risk. The status of liquidity and rate sensitivity is forecasted in a quarterly report, Asset/Liability Performance Analysis which is provided by an independent outside organization. The resulting analysis report notifies Security Capital Corporation of compliance with the limitations/goals established by Security Capital Corporation and regulatory agencies as well as projecting a flat rate scenario where rates do not change from the starting point of the analysis, the scenario of rates increasing (using shocks and ramps) of 200, 300 and 400 basis points and (though low probability) the scenario of rates decreasing by 200 or 300 basis points.

The areas of interest rate risk which Security Capital Corporation is susceptible are Repricing Risk, Option Risk and Yield Curve/Basis Risk. Repricing Risk is the difference in the timing of the assets and the liabilities due to either maturities or repricing within a certain time frame. Option Risk is the interest rate related options embedded in the bank’s assets and liabilities which change the cash flow characteristics of the assets and liabilities. Yield Curve/Basis Risk are the changes in the relationship between different interest rates with the same maturity or interest rates across a maturity spectrum which creates compression or expansion of net interest margins.

    Gap Analysis is the analytical tool that places maturing and repricing assets and liabilities into time buckets to measure the short- and long-term pricing imbalances for a given period. The broad guidelines set by Security Capital Corporation for this measure are set in time frames of three months, six months, and twelve months with a +/- cumulative gap position of 30%. Earnings at Risk (EAR), another analysis tool, is considered management’s best source of managing short-term interest rate risk (in a one-year time frame.) The EAR variance is the percentage change in net interest income over 12 months relative to the base case scenario (with rates being flat) for a +/- instantaneous parallel  movement. The first limit or level is set at 10% of net interest income which will serve as a warning to management. The second level of 15% represents risk earnings and is not acceptable to management. When this occurs, an explanation of the variance is reported to Asset/Liability Committee and to the Board of Directors with an action plan to decrease the variance. Among the possible actions are loan sales, use of FHLB borrowings and investment portfolio restructuring. Economic Value of Equity if the tool for measuring long-term interest rate risk. This tool measures the long-term safety and soundness of the institution being compromised for the sake of short-term results. The two limits of Economic Value of Equity are level I designated having a variance of 30-39% and level II designated having a variance of 40% or higher and uses the same concern or action level as for Earnings at Risk.

The analysis performed using December 31, 2011, data projecting for the period ending December 31, 2012, reflected the net interest income at $15.3 million and the Return on Assets (ROA) and Return on Equity (ROE) were projected for 2012 at .59% and 4.89%, respectively.  To compare, the actuals at December 31, 2011, were .32% and 2.25%, respectively.  In the current model, the net interest margin 3.59% drops to 3.50% in the 200 ramp down and a drop to 3.52% in the down 100 ramp.  For the 200 ramp up and the 100 ramp up, the model reflects an increase to 3.75% and 3.66%, respectively. The Economic Value of Equity increased 18.4% in the up 200 ramp.  The down 200 ramp results in a decrease of 16.1% which is well within the policy limit of 30%.  As rates move up or down 100 or 200 basis points, we see a small change in net interest income.  The model shows if rates continue to tighten, the risk to earnings will be minimal.

First Security’s Bank current source of funding is predominantly core deposits consisting of both commercial and individual deposits, calls and maturities of securities and repayments of loan principal and interest.  With the deposit base being diversified between individual and commercial accounts, First Security Bank avoids dependence on large concentrations of funds.  Security Capital Corporation does not solicit certificates of deposits from brokers.  The primary sources of liquidity on the asset side of the balance sheet are federal funds sold and securities classified as available for sale.  Most of the investment securities portfolio are classified in the available-for-sale category and are subject to be sold should liquidity needs arise.

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

The cash available for use in 2011 was provided by operating activities in the amount of $8.6 million. Other transactions or activities affecting cash were: purchases of available-for-sale securities of $70.6 million; maturities, calls and sales of available-for-sale and held-to-maturity securities of $93.5 million; repayment of debt of $2.7 million; and payment of cash dividends of $1.4 million; purchase of held-to maturity securities of $36.3 million; decrease in loans of $5.7 million; and a decrease in Federal Funds Sold of $7.3 million.

Table 14 - Funding Uses and Sources details the main components of cash flows for 2009 thru 2011.

Table 14 - Funding Uses and Sources
(in thousands)
	2011			2010			2009
		Increase			Increase			Increase
	Average	(Decrease)%		Average	(Decrease)%		Average	(Decrease)%
	Balance	Amount	Change	Balance	Amount	Change	Balance	Amount	Change
Funding Uses
Loans	$242,917	$(15,624)	(6.04)	$258,541	$(27,892)	(9.74)	$286,433	$(48,143)	(14.39)
Securities*	175,369	29,464	20.19	145,905	60,233	70.31	85,672	7,484	9.57
Federal Funds Sold	26,379	(1,402)	(5.06)	27,681	6,899	33.20	20,782	17,279	493.26
	444,565	12,438	2.88	432,127	39,240	9.99	392,887	(23,380)	(5.62)

Funding Sources
Noninterest Bearing Deposits
Demand Deposits	79,000	9,857	14.26	69,143	10,203	17.31	58,940	(346)	(0.58)
Savings Deposits	268	(12)	(4.30)	279	18	6.90	261	3	1.16
Interest Bearing Deposits
Demand Deposits	166,446	10,861	6.98	155,585	14,639	10.39	140,946	5,429	4.01
Savings Deposits	30,201	2,430	8.75	27,771	1,259	4.75	26,512	(1,930)	(6.79)
Time Deposits	146,198	(10,190)	(6.52)	156,388	11,652	8.05	144,736	(17,270)	(10.66)
Borrowings	25,411	(1,809)	(6.65)	27,219	(3,493)	(11.37)	30,712	(3,216)	(9.48)
	$447,522	$11,137	2.55	$436,385	$34,278	8.52	$402,107	$(17,330)	(4.13)

*Cost basis is used for securities instead of market values.

Table 15 - Liquidity and Interest Rate Sensitivity reflects interest earning assets and interest-bearing liabilities by maturity distribution.  Product lines repricing in time periods predetermined by contractual agreements are included in the respective maturity categories.

Table 15 - Liquidity; Interest Rate Sensitivity
(in thousands)
As of December 31, 2011

	Less	Over 3 Mos	Over 1 yr	Over
	3 Mos	thru 1 Yr	thru 3 Yrs	3 Yrs	Total
Interest Earning Assets
Loans	$114,145	$48,871	$52,535	$17,472	$233,023
Short-Term Investments	23,995	-	-	-	23,995
Investment Securities	16,115	48,970	42,613	65,431	173,129
Other	-	-	-	6,885	6,885
Total Interest Earning Assets	154,255	97,841	95,148	89,788	437,032

Interest Bearing Liabilities
NOW	33,277	-	9,754	48,913	91,944
Money Market	39,557	-	2,504	13,952	56,013
Savings Deposits	13,926	-	2,448	25,616	41,990
Time Deposits	53,534	76,675	5,991	1,466	137,666
Short-Term Borrowings	4,000	5,000	-	-	9,000
Long-Term Borrowings	-	-	2,410	12,899	15,309
Total Interest Bearing Liabilities	$144,294	$81,675	$23,107	$102,846	$351,922

Rate Sensitive Assets (RSA)	154,255	252,096	347,244	437,032	437,032
Rate Sensitive Liabilities (RSL)	144,294	225,969	249,076	351,922	351,922
Rate Sensitive Gap	9,961	16,166	72,041	(13,058)	85,110
Rate Sensitive Cumulative Gap	9,961	26,127	98,168	85,110	85,110
Cumulative % of Earning Assets	2.28%	5.98%	22.46%	19.47%	19.47%
Cumulative % of Total Assets	1.94%	5.10%	19.16%	16.61%	16.61%

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

Income Sensitivity :
    Based on simulation modeling at December 31, 2011 and December 31, 2010, our net interest income would change   over a one-year time period due to changes in interest rates as follows:

Table 15A - Change in Net Interest Income Over One Year Horizon

	(Dollars in Thousands)
	at December 31, 2011		at December 31, 2010
	Dollar	%	Dollar	%
Changes in Levels of Interest Rates	Change	Change	Change	Change

Increase 2.00%	$693	4.50%	$841	5.40%
Increase 1.00%	308	2.00%	356	2.30%
Decrease 1.00%	(307)	-2.00%	(424)	-2.70%
Decrease 2.00%	(378)	-2.50%	(622)	-4.00%

As of December 31, 2010 and 2011, the asset sensitive status is evident as reflected in the projected increase percentage changes, in the ramps, as the assets will reprice quicker.

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

Management believes Security Capital Corporation and First Security Bank meet all the capital requirements as of December 31, 2011, as noted below in Table 16 - Capital Ratios, and is well-capitalized under the guidelines established by the banking regulators.  To be well-capitalized, Security Capital Corporation and First Security Bank must maintain the prompt corrective action capital guidelines described above.

Security Capital Corporation paid dividends of $.50 per share for 2010 and 2011.  The dividends totaled $1,441,655 in 2011 and $1,441,580 in 2010.  The small increase in 2011 is due to the small decrease in the number of treasury shares.

Table 16 - Capital Ratios
(Dollars in thousands)

	As of December 31,
	2011	2010	2009
Tier 1 Capital

Total Tier 1 Capital	$67,206	$66,803	$67,717

Total Capital
Tier 1 Capital	67,206	66,803	67,717
Allowable Allowance for Loan Losses	3,821	3,942	4,117

Total Capital	$71,027	$70,745	$71,834

Risk Weighted Assets

Net Average Assets	$508,741	$514,677	$473,289

Total Risk Weighted Assets	$305,448	$314,858	$329,554

Risk Based Ratios (%)
Tier 1 Leverage Ratio	13.21%	12.98%	14.31%
Tier 1 Risk Based Capital Ratio	22.00%	21.22%	20.55%
Total Risk Based Capital Ratio	23.25%	22.47%	21.80%

Off-Balance Sheet Arrangements

The Company’s primary off-balance sheet arrangements are in the form of loan commitments. At December 31, 2011, the Company had $22.7 million in unused loan commitments outstanding.  Of these commitments, $2.6 million mature in one year or less. Lines of credit are established using the credit policy of the Company concerning the lending of money.

Letters of credit are used to facilitate the borrowers’ business and are usually related to the acquisition of inventory or of assets to be used in the customers’ business. Letters of credit are generally secured and are underwritten using the same standards as traditional commercial loans. Most standby letters of credit expire without being presented for payment. However, the presentment of a standby letter of credit would create a loan receivable from the Bank’s loan customer. The Bank’s asset-based lending subsidiary uses commercial letters of credit to facilitate the purchase of inventory items by its customers.  At December 31, 2011, the Company had, issued and outstanding, $4.0 million in commercial letters of credit, $6.6 million in financial standby letters of credit, and $1.2 million in performance standby letters of credit.

 Tabular Disclosure of Contractual Obligations

Tabular Disclosure of Contractual Obligations
(in thousands)

	Payment due by period
		Less than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$24,309	$9,857	$3,128	$2,591	$8,733

Capital Lease Obligations	-	-	-	-	-

Operating Lease Obligations	10	10		-	-

Purchase Obligations	-	-	-	-	-

Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP	-	-	-	-	-

Total	$24,319	$9,867	$3,128	$2,591	$8,733

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

HORNE LLP
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Security Capital Corporation

We have audited the accompanying consolidated balance sheet of Security Capital Corporation and subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 2011. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control -  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

HORNE LLP
Memphis, Tennessee
March 12, 2012

T.E. LOTT & COMPANY
REPORT OF

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders Security Capital Corporation

We have audited the accompanying consolidated balance sheet of Security Capital Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2010. Security Capital Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Capital Corporation and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/S/ T. E. LOTT & COMPANY

Columbus, Mississippi March 15, 2011

SECURITY CAPITAL CORPORATION
CONSOLIDATED FINANCIAL DATA
YEARS ENDED DECEMBER 31,

	2011	2010	2009	2008	2007
	(In thousands, except per share data)
INCOME DATA
Interest and fees on loans	$13,989	$15,176	$17,418	$23,063	$30,283
Interest and dividends on securities	4,535	4,512	3,515	3,712	3,403
Other interest income	101	97	134	296	447
Total interest income	18,625	19,785	21,067	27,071	34,133
Interest expense	3,073	4,276	5,373	8,993	13,699
Net interest income	15,552	15,509	15,694	18,078	20,434
Provision for loan losses	2,848	2,325	3,911	10,456	1,155
Net interest income after provision for
loan losses	12,704	13,184	11,783	7,622	19,279
Service charges on deposit accounts	4,133	4,354	4,826	5,172	5,152
Other income	2,744	2,001	1,798	2,576	1,697
Total noninterest income	6,877	6,355	6,624	7,748	6,849
Salaries and employee benefits	10,322	9,559	10,456	10,227	10,141
Occupancy and equipment expense	2,314	2,405	2,447	2,475	2,302
Other expenses	4,737	6,529	5,234	3,507	3,095
Total noninterest expenses	17,373	18,493	18,137	16,209	15,538

Income (loss) before income taxes	2,208	1,046	270	(839)	10,590
Income taxes (benefit)	(8)	(256)	(528)	(1,022)	3,155

Net income	$2,216	$1,302	$798	$183	$7,435
Preferred dividends and accretion	540	1,014	585	-	-
Net income applicable to
common shareholders	$1,676	$288	$213	$183	$7,435

PER COMMON SHARE DATA (1)
Basic net income - per common share	$0.58	$0.10	$0.07	$0.06	$2.58
Dividends	0.50	0.50	0.50	0.50	1.00
Book value	25.49	24.94	25.24	19.42	19.76

OTHER RATIOS (%)
Return on Average Assets	0.32	0.06	0.04	0.04	1.54
Return on Average Equity	2.25	0.39	0.32	0.31	13.44
Loans to Deposits	57.03	60.62	69.52	86.82	88.28
Loans to Total Assets	45.57	48.35	54.26	67.11	72.02
Equity Capital to Total Assets	14.37	14.03	14.81	12.10	11.95
Average Equity to Average Assets	14.06	14.39	14.08	12.15	11.43
Dividend Payout Ratio	86.02	500.00	676.79	787.58	38.76

FINANCIAL DATA
Total assets	$511,322	$512,482	$491,372	$462,485	$476,530
Net loans	228,997	243,287	262,259	306,678	338,460
Total deposits	408,626	408,743	383,500	357,483	388,733
Total shareholders' equity	73,489	71,913	72,780	55,979	56,939

The accompanying notes are an integral part of these statements.

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

ASSETS	2011	2010
	(In thousands)
Cash and due from banks	$20,708	$14,822
Interest-bearing deposits with banks	182	442
Total cash and cash equivalents	20,890	15,264

Federal funds sold	23,995	31,270
Certificates of deposit with other banks	826	1,778
Securities available-for-sale at fair value	123,972	124,447
Securities held-to-maturity (estimated fair value of $47,337 in 2011 and $32,541 in 2010)	47,219	33,095
Securities, other	1,938	1,933
Total securities	173,129	159,475

Loans, less allowance for loan losses of $4,026 in 2011 and $4,477 in 2010	228,997	243,287
Interest receivable	2,805	2,902
Premises and equipment	22,471	22,922
Other real estate	23,667	20,272
Goodwill	3,874	3,874
Cash surrender value of life insurance	6,885	6,650
Customers' liability on acceptances	1,417	1,142
Other assets	2,366	3,646

Total Assets	$511,322	$512,482

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$81,013	$74,022
Interest-bearing deposits	327,613	334,721
Total deposits	408,626	408,743
Interest payable	279	419
Acceptances outstanding	1,417	1,142
Borrowed funds	24,309	26,970
Other liabilities	3,202	3,295
Total liabilities	437,833	440,569
Shareholders' equity:
Preferred stock, $1,000 par value, 25,000 shares authorized, 17,910 shares issued	17,910	17,742
and outstanding in 2011 and 2010
Common stock - $5 par value, 10,000,000 shares authorized, 2,890,811 shares issued	14,454	14,454
and outstanding in 2011 and 2010
Surplus	40,735	40,733
Retained deficit	(1,981)	(2,214)
Accumulated other comprehensive income, net of income taxes	2,409	1,236
Treasury stock, at par, 7,502 shares and 7,602 shares issued in 2011 and 2010, respectively	(38)	(38)
Total shareholders' equity	73,489	71,913

Total Liabilities and Shareholders' Equity	$511,322	$512,482

The accompanying notes are an integral part of these statements.

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
	(In thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$13,989	$15,176	$17,418
Interest and dividends on securities:
Taxable	2,708	2,877	2,101
Tax-exempt	1,827	1,635	1,414
Other	101	97	134
Total interest income	18,625	19,785	21,067

INTEREST EXPENSE
Interest on time deposits of $100,000 or more	657	1,118	1,323
Interest on other deposits	1,395	2,064	2,793
Interest on borrowed funds	1,021	1,094	1,257
Total interest expense	3,073	4,276	5,373

Net interest income	15,552	15,509	15,694

Provision for loan losses	2,848	2,325	3,911
	12,704	13,184	11,783
OTHER INCOME
Service charges on deposit accounts	4,133	4,354	4,826
Other service charges and fees	682	635	649
Trust Department income	866	837	814
Securities gains	348	11	20
Gains (losses) on sale of other assets, net	98	81	(97)
Income from other real estate	366	103	141
Other	384	334	271
Total other income	6,877	6,355	6,624

OTHER EXPENSE
Salaries and employee benefits	10,322	9,559	10,456
Net occupancy expense	1,185	1,246	1,242
Furniture and equipment expense	1,129	1,159	1,205
Printing, stationery and supplies	213	242	248
Data processing	275	276	283
FDIC expense	726	988	1,021
Professional fees	627	654	939
Expenses from other real estate	907	743	539
Other	1,989	3,626	2,204
Total other expense	17,373	18,493	18,137

Income before income taxes	2,208	1,046	270
Income tax benefit	(8)	(256)	(528)

Net income	2,216	1,302	798

Preferred dividends and accretion	540	1,014	585

Net income applicable to common shareholders	$1,676	$288	$213

Basic net income per common share	$0.58	$0.10	$0.07

The accompanying notes are an integral part of these statements.

952131.1/13193.16317

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
						Accumulated
				Retained		Other
	Preferred	Common		Earnings	Treasury	Comprehensive
	Stock	Stock	Surplus	(Deficit)	Stock	Income	Total

Balance, December 31, 2008	$-	$14,454	$40,723	$167	$(41)	$676	$55,979

Comprehensive income:
Net income for 2009	-	-	-	798	-	-	798
Net change in unrealized gain on securities
available-for-sale, net of tax	-	-	-	-	-	513	513
Total comprehensive income							1,311

Issuance of preferred stock and warrants	17,388	-	-	-	-	-	17,388
Accretion on preferred stock	116	-	-	(116)	-	-	-
Cash and accrued dividends paid on preferred stock	-	-	-	(469)	-	-	(469)
Cash dividends paid on common stock	-	-	-	(1,441)	-	-	(1,441)
Reissuance of treasury stock	-	-	9	-	3	-	12

Balance, December 31, 2009	17,504	14,454	40,732	(1,061)	(38)	1,189	72,780

Comprehensive income:
Net income for 2010	-	-	-	1,302	-	-	1,302
Net change in unrealized gain on securities
available-for-sale, net of tax	-	-	-	-	-	47	47
Total comprehensive income							1,349

Accretion on preferred stock	238	-	-	(238)	-	-	-
Cash and accrued dividends paid on preferred stock	-	-	-	(775)	-	-	(775)
Cash dividends paid on common stock	-	-	-	(1,442)	-	-	(1,442)
Reissuance of treasury stock	-	-	1	-	-	-	1

Balance, December 31, 2010	$17,742	$14,454	$40,733	$(2,214)	$(38)	$1,236	$71,913

The accompanying notes are an integral part of these statements.

952131.1/13193.16317

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
						Accumulated
				Retained		Other
	Preferred	Common		Earnings	Treasury	Comprehensive
	Stock	Stock	Surplus	(Deficit)	Stock	Income	Total
Balance, December 31, 2010 (brought forward)	$17,742	$14,454	$40,733	$(2,214)	$(38)	$1,236	$71,913

Comprehensive income:
Net income for 2011	-	-	-	2,216	-	-	2,216
Net change in unrealized gain on securities
available-for-sale, net of tax	-	-	-	-	-	1,173	1,173
Total comprehensive income							3,389

Accretion on preferred stock	168	-	-	(168)	-	-	-
Cash and accrued dividends paid on preferred stock	-	-	-	(373)	-	-	(373)
Cash dividends paid on common stock	-	-	-	(1,442)	-	-	(1,442)
Reissuance of treasury stock	-	-	2	-	-	-	2

Balance, December 31, 2011	$17,910	$14,454	$40,735	$(1,981)	$(38)	$2,409	$73,489

The accompanying notes are an integral part of these statements.

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$2,216	$1,302	$798
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	2,848	2,325	3,911
Amortization of premiums and discounts on securities, net	1,932	1,567	449
Depreciation and amortization	1,298	1,201	1,241
Deferred income taxes	(908)	(548)	716
FHLB stock dividend	(6)	(6)	(4)
Gain on sale of securities, net	(348)	(11)	(20)
Loss on sale of other assets, net	142	157	97
Changes in:
Interest receivable	97	333	498
Cash value of life insurance, net	(229)	(221)	(218)
Other assets	1,539	2,771	2,472
Interest payable	(142)	(137)	(461)
Other liabilities	184	(639)	(1,169)

Net cash provided by operating activities	8,623	8,094	8,310

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(70,588)	(86,530)	(62,345)
Proceeds of maturities and calls of securities available-for-sale	59,102	70,346	23,139
Proceeds from sales of securities available-for-sale	6,310	-	-
Proceeds of maturities and calls of held-to-maturity	28,147	18,570	230
Purchase of securities held-to-maturity	(36,340)	(37,185)	(9,614)
Sale of other securities	-	296	-
Additions to premises and equipment	(178)	(124)	(730)
Proceeds of sale of other assets	1,241	3,063	2,251
Purchase of bank-owned life insurance	(5)	(21)	-
Redemption of bank-owned life insurance	-	36	60
Changes in:
Loans	5,663	12,861	30,438
Federal funds sold	7,275	(10,720)	(20,550)
Certificates of deposits with other banks	952	(1,482)	(98)

Net cash provided by (used in) investing activities	1,579	(30,890)	(37,219)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	$-	$-	$17,388
Dividends paid on common stock	(1,442)	(1,442)	(1,441)
Dividends paid on preferred stock	(358)	(845)	(354)
Reissuance of treasury stock	2	1	12
Repayment of debt	(2,661)	(1,942)	(5,016)
Changes in:
Deposits	(117)	25,243	26,017
Federal funds purchased	-	-	(8,000)

Net cash provided by (used in) financing activities	(4,576)	21,015	28,606

Net increase (decrease) in cash and cash equivalents	5,626	(1,781)	(303)

Cash and cash equivalents at beginning of year	15,264	17,045	17,348

Cash and cash equivalents at end of year	$20,890	$15,264	$17,045

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:
Interest	$2,915	$4,413	$5,834
Income taxes	308	256	56

Noncash activities:
Transfers of loans to other real estate and
repossessed inventory	6,539	5,569	10,993
Transfers of other real estate to premises and equipment	430	-	-
Transfers of other real estate to loans	667	1,681	817
Exchange of preferred stock	-	17,682	-

The accompanying notes are an integral part of these statements.
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

Trading Account Securities

Trading account securities are those securities which are held for the purpose of selling them at a profit.  There were no trading account securities on hand at December 31, 2011 and 2010.

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

9. Other Real Estate

Other real estate consists of properties acquired through foreclosure and is recorded at the lower of cost or current appraised value less estimated expense to sell.  Any write-down from the cost to estimated fair market value required at the time of foreclosure is charged to the allowance for loan losses.  Subsequent gains or losses, including write-downs, on other real estate are reported in other income or expenses.  At December 31, 2011 and 2010, other real estate was $23,667,000 and $20,272,000, respectively.

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

ASC Topic 740 – Income Taxes provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  The ASC requires an evaluation of tax positions to determine if the tax positions will more likely than not be sustainable upon examination by the appropriate taxing authority.  The Corporation at December 31, 2011 and 2010 had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

  11. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if any dilutive potential common shares had been issued.  For the three years ended December 31, 2011, there were no potential dilutive common shares.  All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends, if applicable.
(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

11. Net Income per Share (Continued)

Presented below is a summary of the components used to calculate basic net income per share for the years ended December 31, 2011, 2010, and 2009 (as restated for stock dividends):

Basic Net Income Per Share
2011

	2011	2010	2009
	(In thousands, except per share data)
Basic Net Income Per Share

Weighted average common shares outstanding	2,883	2,883	2,883
Net income	$2,216	$1,302	$798
Basic net income per share	$0.77	$0.45	$0.28
Net income applicable to common shareholders	$1,676	$288	$213
Basic net income per share applicable to
common shareholders	$0.58	$0.10	$0.07

12. Statement of Cash Flow

For purposes of reporting cash flow, cash and cash equivalents with outstanding maturities of less than ninety days include cash on hand and noninterest-bearing and readily available interest-bearing deposits due from other banks.

13. Advertising

Advertising costs are expensed as incurred.  Advertising expense for 2011, 2010, and 2009 was approximately $178,000, $174,000, and $268,000, respectively.

14. Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities.  The Corporation and its subsidiaries account for goodwill in accordance with ASC Topic 350 – Intangibles, Goodwill and Other.  Goodwill is subject to an annual assessment for impairment.  If impaired, the asset is written down to its estimated fair value.

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

18. Accounting Pronouncements

ASU 2010-06, “Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements,” (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 6: Fair Value Measurements. These new disclosure requirements have been adopted by the Company, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.   Adoption of this ASU did not have a material impact on the Company’s consolidated financial position, results of operation, cash flows, or disclosures.

 (Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTES A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

18. Accounting Pronouncements (Continued)

ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (“Topic 310”). The guidance significantly expands the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The adoption of Topic 310 requires enhanced disclosures and did not have a significant effect on the Company’s consolidated financial statements.

ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled DebtRestructurings in Update No. 2010-20.” (“ASU 2011-01”).  ASU 2011-01 was issued as a result of concerns raised from stakeholders that the introduction of new disclosure requirements (paragraphs 310-10-50-31 through 50-34 of the FASB Accounting Standards Codification) about troubled debt restructurings in one reporting period followed by a change in what constitutes a troubled debt restructuring shortly thereafter would be burdensome for preparers and may not provide financial statement users with useful information.

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” (“ASU 2011-02”). ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 became effective on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem

(Continued)

SECURITY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
18. Accounting Pronouncements (Continued)

financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 will be effective for the Corporation on January 1, 2012 and is not expected to have a significant impact on the Company’s consolidated financial position, results of operation, cash flows, or disclosures.

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s consolidated financial position, results of operation, cash flows, or disclosures.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. ASU 2011-05 is not expected to have a significant impact on the Company’s consolidated financial position, results of operation, cash flows, or disclosures.

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

18. Accounting Pronouncements (Continued)

ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles - Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s consolidated financial position, results of operation, cash flows, or disclosures.

ASU 2011-11, “Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s consolidated financial position, results of operation, cash flows, or disclosures.

ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the  presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company’s consolidated financial position, results of operation, cash flows, or disclosures.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – RESERVE REQUIREMENTS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank.  The required reserve at December 31, 2011 and 2010 was $347,000 and $433,000, respectively.

NOTE C – SECURITIES

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 2011 and 2010, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2011:
Securities available-for-sale:
U. S. Government agencies	$9,539	$43	$4	$9,578
Mortgage-backed securities	36,045	1,864	13	37,896
State and local political
subdivisions	74,546	2,035	83	76,498

	$120,130	$3,942	$100	$123,972

Securities held-to maturity:
U. S. Government agencies	$33,905	$70	$11	$33,964
State and local political
subdivisions	13,314	67	8	13,373

	$47,219	$137	$19	$47,337

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES C – SECURITIES (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2010:
Securities available-for-sale:
U. S. Government agencies	$21,242	$51	$143	$21,150
Mortgage-backed securities	41,733	1,688	112	43,309
State and local political
subdivisions	59,497	929	451	59,975
Other equity securities	4	9	-	13

	$122,476	$2,677	$706	$124,447

Securities held-to maturity:
U. S. Government agencies	$25,578	$5	$600	$24,983
State and local political
subdivisions	7,517	84	43	7,558

	$33,095	$89	$643	$32,541

The scheduled maturities of securities at December 31, 2011, are as follows:
	Available-For-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Within one year	$15,500	$15,565	$980	$980
Over one year through five years	36,709	37,782	2,565	2,565
After five years through ten years	12,852	13,367	1,880	1,880
After 10 years	19,024	19,361	41,794	41,912
Mortgage-backed securities	36,045	37,897	-	-

	$120,130	$123,972	$47,219	$47,337

 (Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – SECURITIES (Continued)

Investment securities with a carrying value of $76,230,000 and $97,176,000 at December 31, 2011 and 2010, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

Gross gains of $342,000 in 2011, $11,000 in 2010 and $20,000 in 2009, and gross losses of $2,000 in 2011, $0 in 2010 and $0 in 2009, were realized on securities available-for-sale.  Gross gains of $8,000 were realized in 2011 on securities held-to-maturity due to calls.  No gains or losses were realized on securities held-to-maturity for 2010 and 2009.

The details concerning securities classified as available-for-sale with unrealized losses as of December 31, 2011 and 2010 were as follows:

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2011
U. S. Government
agencies	$3,996	$4	$-	$-	$3,996	$4
Mortgage-backed
securities	1,003	3	1,620	10	2,623	13
State and local political
subdivisions	9,935	78	304	5	10,239	83

	$14,934	$85	$1,924	$15	$16,858	$100

2010
U. S. Government
agencies	$8,924	$143	$-	$-	$8,924	$143
Mortgage-backed
securities	11,524	112	-	-	11,524	112
State and local political
subdivisions	17,202	369	1,236	82	18,438	451

	$37,650	$624	$1,236	$82	$38,886	$706

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – SECURITIES (Continued)

The details concerning securities classified as held-to-maturity with unrealized losses as of December 31, 2011 and 2010 were as follows:

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2011
U. S. Government
agencies	$10,008	$11	$-	$-	$10,008	$11
State and local political
subdivisions	1,033	8	-	-	1,033	8
	$11,041	$19	$-	$-	$11,041	$19

2010
U. S. Government
agencies	$19,675	$600	$-	$-	$19,675	$600
State and local political
subdivisions	2,144	43	-	-	2,144	43
	$21,819	$643	$-	$-	$21,819	$643

As of December 31, 2011, approximately 11% of the number of securities in the portfolio reflected an unrealized loss.  Management is of the opinion the Corporation has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  Management also believes the deterioration in value is attributable to changes in market interest rates and not to the credit quality of the issuer.

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – LOANS

Major classifications of loans were as follows:
	December 31,
	2011	2010
	(In thousands)

Commercial, financial and agricultural	$35,341	$33,347
Real estate - construction and development	51,725	56,673
Real estate - mortgage	124,994	134,964
Installment loans to individuals	18,871	20,186
Other	2,092	2,594
	233,023	247,764
Less allowance for loan losses	(4,026)	(4,477)
	$228,997	$243,287

Included in the above are customer demand deposits in overdraft status of approximately $277,000 at December 31, 2011, and $587,000 at December 31, 2010.

Transactions in the allowance for loan losses were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of year	$4,477	$4,352	$3,675

Loans charge-offs:
Commercial, financial & agricultural	120	611	303
Real estate - construction & development	1,996	1,002	1,452
Real estate - mortgage	1,001	379	987
Installment loans to individuals	750	856	1,070
Other	9	141	517
Total charge-offs	$3,876	$2,989	$4,329

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – LOANS  (Continued)

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Total charge-offs (brought forward)	$3,876	$2,989	$4,329

Loan recoveries:
Commercial, financial & agricultural	33	74	69
Real estate - construction & development	18	9	44
Real estate - mortgage	17	75	94
Installment loans to individuals	509	593	837
Other	-	38	51
Total recoveries	577	789	1,095

Net charge-offs	3,299	2,200	3,234

Provision for loan losses	2,848	2,325	3,911

Balance at end of year	$4,026	$4,477	$4,352

At December 31, 2011, loan lines of $250,000 and greater along with a sample of small loans, rated substandard or classified, were analyzed for impairment.  The following is a summary comparison of the analysis for impairment:

The following table provides the ending balances in the Company's loans and allowance for loan losses, broken down by portfolio segment as of December 31, 2011 and December 31, 2010. The table also provides additional detail as to the amount of our loans and allowance that correspond to individual versus collective impairment evaluation. The impairment evaluation corresponds to the Company's systematic methodology for estimating its Allowance for Loan Losses.

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – LOANS (Continued)

December 31, 2011
	Commercial,		Installment
	Financial		and
	and Agriculture	Real Estate	Other	Total
		(In thousands)
Loans
Individually evaluated	$613	$35,809	$193	$36,615
Collectively evaluated	34,728	140,910	20,770	196,408
Total	$35,341	$176,719	$20,963	$233,023

Allowance for Loan Losses
Individually evaluated	$33	$2,144	$82	$2,259
Collectively evaluated	97	1,468	202	1,767
Total	$130	$3,612	$284	$4,026

December 31, 2010
	Commercial,		Installment
	Financial		and
	and Agriculture	Real Estate	Other	Total
		(In thousands)
Loans
Individually evaluated	$950	$44,284	$28	$45,262
Collectively evaluated	32,391	147,359	22,752	202,502
Total	$33,341	$191,643	$22,780	$247,764

Allowance for Loan Losses
Individually evaluated	$8	$2,870	$1	$2,879
Collectively evaluated	247	1,136	215	1,598
Total	$255	$4,006	$216	$4,477

(Continued)

Nonaccrual loans at December 31, 2011 totaled $7,537,000, and the loans past-due ninety days or more and still accruing totaled $10,000.  Nonaccrual loans at December 31, 2010 totaled $9,584,000, and the loans past-due ninety days or more and still accruing totaled $63,000.

The average recorded investment in nonaccrual loans and loans past-due ninety days or more and still accruing during the years ended December 31, 2011, 2010, and 2009 was approximately $9,369,000, $10,067,000 and $11,608,000, respectively.  For the years ended December 31, 2011, 2010, 2009, the amount of interest income recognized on impaired loans was immaterial.  The amount of interest income that would have been recognized on impaired loans using the Cash-basis would have been $272 thousand, $435 thousand, and $444 thousand for the period ended December 31, 2011, 2010 and 2009, respectively.  The Corporation had no loan commitments to borrowers in non-accrual status at December 31, 2011 and 2010.

The following table provides additional detail of loans lines of $250,000 and greater and a sample of small loans, rated substandard or lower which were analyzed for impairment and reflects the breakdown according to class as of December 31, 2011 and December 31, 2010. The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs. As a majority of these loans at December 31, 2011 and December 31, 2010, are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90-days or more past due and still accruing. The unpaid balance represents the recorded balance prior to any partial charge-offs.
(Continued)

952131.1/13193.16317

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D – LOANS (Continued)

December 31, 2011				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Loans analyzed for
impairment with
no related allowance:
Commercial, financial, and agricultural	$513	$513	$-	$488	$27
Real estate-construction and development	18,210	$18,210	-	18,439	869
Real estate-mortgage	5,278	$6,076	-	7,948	356
Installment loans and other	-	-	-	-	-
Total	$24,001	$24,799	$-	$26,875	$1,252
Loans analyzed for
impairment with
a related allowance:
Commercial, financial, and agricultural	$100	$100	$33	$117	$5
Real estate-construction and development	6,151	6,201	1,291	6,279	159
Real estate-mortgage	6,170	6,170	853	6,247	286
Installment loans and other	193	208	82	238	18
Total	$12,614	$12,679	$2,259	$12,881	$468
Total loans analyzed for
impairment:
Commercial, financial, and agricultural	$613	$613	$33	$605	$32
Real estate-construction and development	24,361	24,411	1,291	24,718	1,028
Real estate-mortgage	11,448	12,246	853	14,195	642
Installment loans and other	193	208	82	238	18
Total Impaired Loans	$36,615	$37,478	$2,259	$39,756	$1,720

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010
				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Loans analyzed for
impairment with
no related allowance:
Commercial, financial, and agricultural	$623	$623	$-	$580	$29
Real estate-construction and development	19,055	19,055	-	20,360	762
Real estate-mortgage	9,662	9,662	-	9,759	377
Installment loans and other	-	-	-	-	-
Total	$29,340	$29,340		$30,699	$1,168

Loans analyzed for
impairment with
a related allowance:
Commercial, financial, and agricultural	$327	$347	$8	$338	$12
Real estate-construction and development	10,861	10,861	1,667	10,788	364
Real estate-mortgage	4,706	4,982	1,203	4,784	192
Installment loans and other	28	28	1	31	1
Total	$15,922	$16,218	$2,879	$15,941	$569
Total loans analyzed for
impairment
Commercial, financial, and agricultural	$950	$970	$8	$918	$41
Real estate-construction and development	29,916	29,916	1,667	31,148	1,126
Real estate-mortgage	14,368	14,644	1,203	14,543	569
Installment loans and other	28	28	1	31	1
Total Impaired Loans	$45,262	$45,558	$2,879	$46,640	$1,737

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – LOANS (Continued)
The gross interest income that would have been recorded in the period that ended if the nonaccrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period for December 31, 2011 and 2010, was $211 thousand and $453 thousand, respectively.

The following table summarizes for December 31, 2011 and December 31, 2010 by class our loans classified as past due in excess of 30 days or more in addition to those loans classified as nonaccrual:

December 31, 2011
		90 Days +		Total
	30-89	Past Due		Past Due
	Days Past	and Still	Nonaccrual	and	Total
	Due	Accruing	Loans	Nonaccrual	Loans
	(In thousands)

Commercial, financial	$353	$-	$43	$396	$35,341
and agricultural
Real estate - construction
and development	510	-	4,592	5,102	51,725
Real estate - mortgage	2,704	-	2,814	5,518	124,994
Installment loans to individuals	1,199	-	88	1,287	18,871
Other	12	10	-	22	2,092
Total	$4,778	$10	$7,537	$12,325	$233,023

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – LOANS (Continued)

December 31, 2010
		90 Days +		Total
	30-89	Past Due		Past Due
	Days Past	and Still	Non-Accrual	and	Total
	Due	Accruing	Loans	Nonaccrual	Loans
	(In thousands)

Commercial, financial	$238	$29	$326	$593	$33,347
and agricultural
Real estate - construction
and development	1,016	-	3,856	4,872	56,673
Real estate - mortgage	2,070	-	5,237	7,307	134,964
Installment loans to individuals	842	-	165	1,007	20,186
Other	67	34	-	101	2,594
Total	$4,233	$63	$9,584	$13,880	$247,764

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

Special Mention.    Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – LOANS   (Continued)

Substandard.    Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of December 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2011

	Commercial,	Real Estate		Installment
	Financial	Commercial &	Real Estate	and
	and Agriculture	Development	Mortgage	Other	Total
	(In thousands)
Pass	$28,716	$22,698	$96,474	$19,852	$167,740
Special Mention	5,491	4,732	8,137	446	18,806
Substandard	1,134	24,295	20,383	665	46,477
Doubtful	-	-	-	-	-
Total	35,341	51,725	124,994	20,963	233,023

December 31, 2010
	Commercial,	Real Estate		Installment
	Financial	Commercial &	Real Estate	and
	and Agriculture	Development	Mortgage	Other	Total
	(In thousands)
Pass	$24,093	$15,545	$107,179	$21,514	$168,331
Special Mention	7,811	10,261	10,329	643	29,044
Substandard	1,443	30,867	17,456	623	50,389
Doubtful	-	-	-	-	-
Total	33,347	56,673	134,964	22,780	247,764

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

	Estimated Useful	December 31,
	Life in Years	2011	2010

Land	-	$ 7,869	$ 7,439
Buildings and improvements	10 - 40	18,186	18,186
Furniture and equipment	3 - 10	7,379	7,267
		33,434	32,892
Less accumulated depreciation and amortization		(10,963)	(9,970)

		$22,471	$ 22,922

Depreciation expense was $1,124,000 for 2011, $1,105,000 for 2010, and $1,134,000 for 2009.

NOTE F –  DEPOSITS

The folowing is a summary of deposits at December 31, 2011 and 2010:

	2011	2010
	(In thousands)

Noninterest-bearing	$ 81,013	$ 74,022
NOW	102,646	99,980
MMDA	56,013	47,626
Savings	31,288	28,128
Time Deposits	137,666	158,987

Total Deposits	$ 408,626	$ 408,743

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010 was $66,571,000 and $80,885,000, respectively.

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F –  DEPOSITS (Continued)

Projected maturities of time deposits included in interest-bearing deposits at December 31, 2011, are as follows (in thousands):

Year	Amount
2012	$114,317
2013	3,971
2014	2,932
2015	1,875
2016	5,716
Thereafter	8,855

$137,666

NOTE G – BORROWED FUNDS
Borrowed funds consisted of the following:
	December 31,
	2011	2010
	(In thousands)

FHLB Advances	$24,309	$ 26,127
Treasury tax and loan note	-	843

	$24,309	$ 26,970

The Bank has outstanding advances from the FHLB under a blanket agreement for advances and a security agreement (Agreements).  The Agreements entitle the Bank to borrow funds from FHLB to fund mortgage loan programs and to satisfy certain other funding needs.  Advances from the FHLB have call dates and maturity dates ranging from February 2012, through September 2032.  Interest is payable monthly at rates ranging from 2.5675% to 5.810%.    The weighted average rate at December 31, 2011 and 2010  was 4.09% and 4.07% respectively.  The advances are collateralized by FHLB capital stock, amounts on deposit with the FHLB, and a blanket lien on first mortgage, small business, and agriculture loans equal to the advances outstanding.  FHLB advances available and unused at December 31, 2011, totaled $56.8 million.

Treasury tax and loan notes or payments, classified as borrowings, generally mature within one to sixty days from the transaction date.  Interest was paid at an adjustable rate as set by the U.S. Government.  Effective with December 30, 2011, treasury tax and loan payments will no longer be processed by financial institutions.

Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis.

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – BORROWED FUNDS (Continued)

Annual principal repayment requirements on FHLB borrowing at December 31, 2011, are as follows:

Year	Amount
(In thousands)
2012	9,857
2013	2,447
2014	681
2015	2,180
2016	411
Thereafter	8,733

$24,309

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

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – EMPLOYEE RETIREMENT PLANS (Continued)

Employer profit-sharing contributions are subject to Board discretion.  The Bank’s contribution was approximately $177,000 for 2011, $171,000 for 2010, and $297,000 for 2009.

The ESOP is funded solely by employer profit-sharing contributions at the discretion of the Board.      The ESOP invests primarily in the stock of the Corporation.  Dividends on ESOP shares are recorded as a reduction of retained earnings and the shares are considered outstanding for earnings per share computation.  Bank contributions were approximately $433,000 for 2011, $430,000 for 2010, and $301,000 for 2009.  The ESOP held 210,078 and 205,887 shares of Corporation common stock, all of which were allocated shares, at December 31, 2011 and 2010, respectively.

NOTE I – COMPREHENSIVE INCOME

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting amounts that are displayed as part of other comprehensive income.  The disclosures of the reclassification amounts are as follows:

	Years Ended December 31,
	2011	2010	2009
		(In thousands)
Net change in unrealized gains on
available-for-sale securities	$2,219	$86	$839
Reclassification adjustment for net
(gains) realized in income	(348)	(11)	(20)
Net unrealized gains	1,871	75	819
Tax effect	(698)	(28)	(306)

Net change in unrealized gains on
securities available-for-sale, net of tax	$1,173	$47	$513

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – INCOME TAXES

    The provision (benefit) for income taxes including the tax effects of securities transactions is as follows:

	Years Ended December 31,
	2011	2010	2009
		(In thousands)

Current:
Federal	$770	$241	$(1,040)
State	130	51	(203)
Deferred
Federal	(787)	(473)	619
State	(121)	(75)	96

	$(8)	$(256)	$(528)

The difference between the total expected tax expense at the federal tax rate and the reported income tax expense is as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Tax (benefit) on income before income taxes	$751	$356	$92

Increase (decrease) reslulting from:
Tax-exempt income	(706)	(630)	(548)
Disallowed interest expense	27	30	30
State income taxes, net of federal benefit	86	34	(134)
Other, net	(166)	(46)	32
	$(8)	$(256)	$(528)

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – INCOME TAXES (Continued)

The components of the net deferred tax included in the consolidated balance sheets are as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Other real estate expenses
and writedowns	$1,055	$651
Other	115	105
	1,170	756
Deferred tax liabilities:
Allowance for loan losses	(276)	(175)
Premises and equipment	(679)	(1,367)
Unrealized gain on securities
available for sale	(1,433)	(735)
Intangible asset	(1,042)	(949)
Other	(314)	(314)
	(3,744)	(3,540)
Net deferred tax (liability)	$(2,574)	$(2,784)

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

	Contractual Amount
	2011	2010
	(In thousands)

Commitments to extend credit	$20,119	$14,890
Credit card arrangements	2,568	2,571
Letters of credit	11,818	10,533

(Continued)

SECURITY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Commitments to extend credit, credit card agreements, commercial letters of credit, and standby letters of credit include some exposure to credit loss in the event of nonperformance of the customer.  The Bank’s credit policies and procedures for such commitments and financial guarantees are the same as those used for lending activities.  Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk.  No significant losses on commitments were incurred during the three year ended December 31, 2011, nor are any significant losses as a result of these transactions anticipated.

The Bank leases property for branch offices under non-cancellable lease agreement that expires in 2012.  The lease is for a five-year period with an option to renew.  The total minimum rental commitment at December 31, 2011, under the leases is approximately $10,200 which is due as follows:
Year	Amount

2012	10,200
$ 10,200

The annual rental expense was $10,200 for 2011, 2010 and 2009.

The Bank is a defendant in various pending and threatened legal actions arising in the normal course of business.  In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of these matters will not have a material effect on the consolidated financial statements.

NOTE L – RELATED PARTY TRANSACTIONS

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest.  In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices and are within applicable regulatory and lending limitations.  Such loans amounted to approximately $4,285,000 and $4,134,000 at December 31, 2011 and 2010, respectively.

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – RELATED PARTY TRANSACTIONS (Continued)

An analysis of loans to executive officers, principal shareholders, and directors of the Bank and their affiliates follows:

	2011	2010
	In thousands)
Loan outstanding at beginning of the year	$4,134	$4,282
New loans	542	505
Repayments	376	602
Other decreases- changes in personnel,
directors, and significant ownership	15	51

Loans outstanding at end of the year	$4,285	$4,134

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted average total assets (leverage).  Management’s contention is that as of December 31, 2011, the Corporation and its subsidiary bank exceeded all capital adequacy requirements.

At December 31, 2011 the Bank was categorized by regulators as well-capitalized under the regulatory framework for prompt corrective action.  A financial institution is considered to be well-capitalized if it has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a Tier 1 leverage capital ratio of 5% or more.  There are no conditions or anticipated events that, in the opinion of management, would change the categorization.

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – REGULATORY MATTERS (Continued)

The actual capital amounts and ratios at December 31, 2011 and 2010, are presented in the following table.  No amount was deducted from capital for interest-rate risk exposure.

	Security Capital
	Corporation
	(Consolidated)		Bank
	Amount	Ratio	Amount	Ratio
	(In thousands)
December 31, 2011
Total risk-based	$71,027	23.25%	$56,245	19.24%
Tier 1 risk-based	67,206	22.00%	52,644	18.01%
Tier 1 leverage	67,206	13.31%	52,644	10.43%

December 31, 2010
Total risk-based	$70,745	22.47%	$55,487	18.46%
Tier 1 risk-based	66,803	21.22%	51,724	17.21%
Tier 1 leverage	66,803	12.98%	51,724	10.30%

The minimum amounts of capital and ratios as established by banking regulators at December 31, 2011 and 2010 were as follows:
	Security Capital
	Corporation
	(Consolidated)		Bank
	Amount	Ratio	Amount	Ratio
	(In thousands)
December 31, 2011
Total risk-based	$24,436	8.0%	$23,388	8.0%
Tier 1 risk-based	12,218	4.0%	11,694	4.0%
Tier 1 leverage	20,350	4.0%	20,195	4.0%

December 31, 2010
Total risk-based	$25,189	8.0%	$24,049	8.0%
Tier 1 risk-based	12,594	4.0%	12,025	4.0%
Tier 1 leverage	20,587	4.0%	20,082	4.0%

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

Federal Funds Sold and Certificates of Deposits with Other Banks - The fair value is estimated by discounting the expected cash flows to their present value by an appropriate discount rate.  Given a possible short-term investment period and gernerally negligible credit losses, the fair value of these investments is considererd to approximate therir respective carrying values.

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

 (Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the financial instruments, none of which are held for trading purposes, were as follows:

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)
Financial assets:
Cash and cash equivalents	$20,890	$20,890	$15,264	$15,264
Federal funds sold	23,995	24,821	31,270	31,269
Certificates of deposit with
other banks	826	826	1,778	1,778
Securities available-for-sale	123,972	123,972	124,447	124,447
Securities held-to-maturity	47,219	47,337	33,095	32,541
Securities, other	1,938	1,938	1,933	1,933
Loans	233,023	235,481	247,764	249,898
Financial liabilities:
Noninterest-bearing deposits	81,013	71,652	74,022	58,013
Interest-bearing deposits	327,613	319,066	334,721	318,760
FHLB and other borrowings	24,309	25,325	26,970	28,671

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

The following table summarizes the valuation of the assets and liabilities that the Corporation measures at fair value on a recurring basis, by the ASC Topic 820 pricing observability levels as of December 31, 2011 and December 31, 2010, (in thousands):
	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

December 31, 2011:
Available-for-sale securities	$-	$123,972	$-	$123,972

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

December 31, 2010:
Available-for-sale securities	$-	$124,447	$-	$124,447

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

Impaired Loans

Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of ASC Topic 310-Receibables.  Allowable methods for estimation fair value include using the fair value of the collateral for collateral dependent loans, or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.  If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used.  This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate.  The effective interest rate of a loan in the contractual interest rate adjusted for any net deferred loan fees or costs, premiums or discount existing at origination or acquisition of the loan.  Impaired loans are classified within Level 3 of the fair value hierarchy.

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at the lower of cost  or fair value less costs to sell.  If recorded at fair value,  a new cost basis is established and an adjustment at the time of foreclosure is recorded through the allowance for loan losses.  Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

asset could differ from the original estimate.  If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense.  Other real estate values werre written down by $258 thousand in 2011 and $1.4 million in 2010.  Operating costs associated with the assets after acquisition are also recorded as non-interest expense.  Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense.  Other real estate owned measured at fair value on a non-recurring basis at December 31, 2011 and 2010 amounted to $14.4 million and $8.2 million, respectively.  The remainder of other real estate was carried at cost at December 31, 2011 and 2010, at $9.3 million and $4.1 million, respectively.  Net gains on other real estate disposed of during the year ended December 31, 2011 totaled $18.3 thousand.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2011 and December 31, 2010.

December 31, 2011
	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$12,614	$-	$-	$12,614
Other real estate owned	14,352	-	-	14,352

December 31, 2010
	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$17,091	$-	$-	$17,091
Other real estate owned	8,233	-	-	8,233

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

NOTE P – CONDENSED PARENT COMPANY STATEMENTS

Balance sheets as of December 31, 2011 and 2010, and statements of income and cash flows for the years ended December 31, 2011, 2010, and 2009 of Security Capital Corporation (parent company only) are presented below:

BALANCE SHEET

	December 31,
	2011	2010
	(In thousands)
Assets
Cash and cash equivalents	$1,311	$1,352
Investment in subsidiaries	59,631	57,602
Loans	2,692	2,988
Other real estate	10,226	10,386
Other assets	404	327
	$74,264	$72,655
Liabilities and Shareholders' Equity
Accrued payables	$110	$78
Other liabilities	665	664
Shareholders' equity	73,489	71,913
	$74,264	$72,655

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – CONDENSED PARENT COMPANY STATEMENTS (Continued)

INCOME STATEMENT

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Income
Dividends (including from subsidiary)	$1,456	$777	$780
Other	144	127	74

	1,600	904	854

Expenses (total)	464	1,332	349

Income (loss) before income taxes and equity in
undistributed earnings of subsidiaries	1,136	(428)	505
Income tax benefit	118	447	99
Income before equity in undistributed earnings
of subsidiaries	1,254	19	604
Equity in undistributed earnings of subsidiaries
in excess of dividends	962	1,283	194

Net income	$2,216	$1,302	$798

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – CONDENSED PARENT COMPANY STATEMENTS (Continued)

STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
		(In thousands)
Cash Flows from Operating Activities
Net income	$2,216	$1,302	$798
Equity in subsidiaries' undistributed earnings	(962)	(1,283)	(194)
Provision for loan losses	154	271	-
Other real estate writedown	-	602	-
Deferred income tax benefit	(79)	(303)	-
Loss on sale of other real estate	25	53	-
Other, net	126	(90)	219

Net cash provided by operating activities	1,480	552	823

Cash Flows From Investing Activities
Purchases of assets	-	(281)	(14,861)
Proceeds from sale of other assets	135	167	-
Other, net	142	629	81

Net cash provided by (used in) investing activities	277	515	(14,780)

Cash Flows From Financing Activities
Dividends paid on common stock	(1,442)	(1,442)	(1,441)
Dividends paid on preferred stock	(358)	(845)	(354)
Proceeds from issuance of preferred stock	-	-	17,388
Other, net	2	1	(123)

Net cash provided by (used in) financing activities	(1,798)	(2,286)	15,470

Net increase (decrease) in cash and cash equivalents	(41)	(1,219)	1,513

Cash and cash equivalents at beginning of year	1,352	2,571	1,058

Cash and cash equivalents at end of year	$1,311	$1,352	$2,571

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q – SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS      (UNAUDITED)

	Three Months Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	(In thousands, except per share data)

2011
Total interest income	$4,635	$4,738	$4,752	$4,500
Total interest expense	779	817	719	758
Net interest income	3,856	3,921	4,033	3,742
Provision for loan losses	430	1,076	1,066	276
Net interest income after provision for loan losses	3,426	2,845	2,967	3,466
Total noninterest income, excluding
securities gains	1,594	1,668	1,598	1,669
Securities gains	-	245	37	66
Total noninterest expenses	4,428	4,260	4,341	4,344
Income taxes (benefit)	(36)	31	(50)	47

Net income	628	467	311	810

Preferred dividends	167	152	132	89

Net income applicable to common
shareholders	$461	$315	$179	$721

Per share:
Net income per common shareholders	$0.16	$0.11	$0.06	$0.25
Cash dividends declared	-	-	-	0.50

Weighted Average Shares	2,883,209	2,883,308	2,883,309	2,883,309

(Continued)

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q – SUMMARY OF QUARTERLY RESULTS OF OPERATIONS AND PER SHARE AMOUNTS      (UNAUDITED) (Continued)

	Three Months Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	(In thousands, except per share data)

2010
Total interest income	$4,873	$5,050	$5,010	$4,852
Total interest expense	1,051	1,100	1,060	1,065
Net interest income	3,822	3,950	3,950	3,787
Provision for loan losses	276	576	376	1,097
Net interest income after provision for loan losses	3,546	3,374	3,574	2,690
Total noninterest income, excluding
securities gains	1,494	1,566	1,753	1,531
Securities gains	-	5	5	1
Total noninterest expenses	4,414	4,004	5,176	4,899
Income taxes (benefit)	11	197	(136)	(328)

Net income (loss)	615	744	292	(349)

Preferred dividends	289	280	293	152

Net income (loss) applicable to common
shareholders	$326	$464	$(1)	$(501)

Per share:
Net income (loss) per common shareholders	$0.11	$0.16	$(0.00)	$(0.17)
Cash dividends declared	-	-	-	0.50

Weighted Average Shares	2,883,159	2,883,159	2,883,159	2,883,190

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

NOTE S – DISCLOSURE ABOUT COMMUNITY DEVELOPMENT CAPITAL INITIATIVE PROGRAM

On September 29, 2010, the Company closed a transaction whereby the Treasury exchanged its 17,910 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series UST and Series UST/W for 17,910 shares of a new series of preferred stock designated Fixed Rate Cumulative Perpetual Preferred Stock, Series CD (the “CDCI Preferred Shares”).  As a result of the Exchange, the Company is no longer participating in the TARP Capital Purchase Program being administered by Treasury and is now participating in Treasury’s TARP Community Development Capital Initiative (the “CDFI”).  In comparison with the rates required by the TARP CPP, the CDCI Preferred Shares entitle the holder to an annual dividend of 2% of the liquidation value of the shares, payable quarterly in arrears, for a period of eight years or until repayment of the principal, whichever expires first.  If  in arrears, for a period of eight years or until repayment of the principal, whichever expires first.  If the principal remains outstanding at the end of eight years, the annual dividend rate will rise to 9%.  In addition, if the Company fails to retain its certification as a Community Development Financial Institution, the annual rate will be 5% when noncompliance exceeds 180 days and 9% for noncompliance exceeding 270 days.  Certification requires the Company to have a primary mission of promoting community development in targeted areas with a goal to serve the “unserved” markets.

NOTE T – SUBSEQUENT EVENTS

Management has evaluated the effect of subsequent events on these financial statements through the date the financial statements were issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On  August 18, 2011, the Board of  Directors  of  Security Capital Corporation ("the  Company")  voted to dismiss T. E. Lott & Company, P. A., and to appoint HORNE, LLP, as the Company's  independent  registered  public  accounting  firm for the fiscal year ending December 31, 2011, and until their successors are selected.  The decision to appoint Horne, LLP, was presented by the Audit Committee and approved by the Company's Board of Directors during its August meeting.

The Company has been advised that neither the firm nor any of its partners has any direct or any material indirect financial interest in the securities of the Company or any of its subsidiaries, except as auditors and consultants on accounting procedures and tax matters.

Additionally, during the two fiscal years ended December 31, 2010 and 2009, there were no consultations between the Company and HORNE, LLP regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue (ii) any matter that was the subject of a disagreement under Item 304(a)(1)(iv) of Regulation S-K, or a reportable event under Item 304(a)(1)(v) of Regulation S-K; or (iii) any other matter.

No Adverse Opinion or Disagreement

The audit reports of T.E. Lott & Company, P.A. on the consolidated financial statements of the Company as of and for the years ended December 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainity, audit scope or accounting principles. The audit reports of T.E. Lott & Company, P.A. on the effectiveness of internal control over financial reporting as of December 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the two fiscal years ended December 31, 2010 and 2009 and the subsequent period and through the current period, there were no: (1) disagreements with T.E. Lott & Company, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events.

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

As required by Rule 13a-15(b) of the Securities Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of December 31, 2011, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2011, our controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported in accordance with the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

The board of directors, primarily through its audit committee, oversees the adequacy of the Company’s internal control structure.  The audit committee, whose members are neither officers nor employees of the Company, meets periodically with management, internal auditors and internal credit examiners, if required, to review the functioning of each and to ensure that each is properly discharging its responsibilities.  In addition, HORNE, LLP, an independent registered public accounting firm, was engaged to audit the Company’s financial statements and express an opinion as to the fairness of presentation of such financial statements.  HORNE, LLP was also engaged to audit the Company’s internal control over financial reporting.  The report of HORNE, LLP follows this report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based upon the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework”  issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, management believes that, as of December 31, 2011, the Company maintained effective control over financial reporting.

Remediation of Material Weaknesses in Internal Control

Not Applicable

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the fourth quarter of 2011 or thereafter.

ITEM 9B.   OTHER INFORMATION

Not Applicable

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Included under the heading "Information Concerning Nominees and Directors" in the Company's Proxy Statement dated March 9, 2012, and incorporated by reference herein.

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

ITEM 11.  EXECUTIVE COMPENSATION

Included under the heading "Executive Compensation" in the Company's Proxy Statement dated March 9, 2012, and incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement dated March 9, 2012, and incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Included under the heading "Certain Relationship and Related Transactions” in the Company's Proxy Statement dated March 9, 2012, and incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Included under the heading "Independent Public Accountants and Fees" in the Company's Proxy Statement dated March 9, 2012, and incorporated by reference herein.

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

Security Capital Corporation

Date: March 12, 2012	By /s/ Frank West
      Frank West, Chief Executive Officer

Date: March 12, 2012                                                      By   /s/ Connie Hawkins
      Connie Hawkins, Chief Financial Officer

952131.1/13193.16317

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:	March 12, 2012
/s/ Larry Pratt, Director

DATE:	March 12, 2012
/s/ Frank West, Director

DATE:	March 12, 2012
/s/ Laney Funderburk, Director

DATE:	March 12, 2012
/s/ Joe Brown, Director

DATE:	March 12, 2012
/s/ George C. Carlson, Jr., Director

DATE:	March 12, 2012
/s/ Ken Murphree, Director

DATE:	March 12, 2012
/s/ Will Hays, Director

DATE:	March 12, 2012
/s/ Tony Jones, Director

DATE:	March 12, 2012
/s/ John C. King, Jr., Director

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