Form 10-K/A
period 2011-12-31
SECURITY CAPITAL CORP/MS
filed 2012-03-21
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
       (Address of principal executive offices)                                                                                                                                                                                                (Zip Code
Registrant's Telephone Number:	(662) 563-9311
------------------------------------------

Securities registered under Section 12(b) of the Act:

            Name of Each Exchange on
               Title of Each Class                                                                                                       Which Registered

None	None
-----------------------------------------------------------------               ---------------------------------------------------------------

Securities registered pursuant to section 12(g) of the Act:

                                                        Name of Each Exchange on
Title of Each Class	Which Registered

                                                                                         Common Stock, $5 par value                                                                                                  None
-----------------------------------------------------------------	--------------------------------------------------------

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

Yes [ ] No [ X ]

Based on the stockholders of record on June 30, 2011, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $49.9 million.

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

EXPLANATORY NOTE

Due to immaterial discrepancies found in a supporting loan schedule and the wrong determination date used, management made a decision to file an amended 10K for the period ending December 31, 2011.

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
	(In thousands)
Loans analyzed for
impairment with
no related allowance:
Commercial, financial, and agricultural	$623	$623	$-	$580	$29
Real estate-construction and development	17,886	17,886	-	20,360	762
Real estate-mortgage	9,662	9,662	-	9,759	377
Installment loans and other	-	-	-	-	-
Total	$28,171	$28,171	-	$30,699	$1,168

Loans analyzed for
impairment with
a related allowance:
Commercial, financial, and agricultural	$327	$347	$8	$338	$12
Real estate-construction and development	12,030	12,030	1,667	10,788	364
Real estate-mortgage	4,706	4,982	1,203	4,784	192
Installment loans and other	28	28	1	31	1
Total	$17,091	$17,387	$2,879	$15,941	$569
Total loans analyzed for
impairment
Commercial, financial, and agricultural	$950	$970	$8	$918	$41
Real estate-construction and development	29,916	29,916	1,667	31,148	1,126
Real estate-mortgage	14,368	14,644	1,203	14,543	569
Installment loans and other	28	28	1	31	1
Total Impaired Loans	$45,262	$45,558	$2,879	$46,640	$1,737

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

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization as follows:

	Estimated Useful	December 31,
	Life In Years	2011	2010

Land	-	$7,869	$7,439
Buildings and improvements	10 - 40	18,186	18,186
Furniture and equipment	3 - 10	7,379	7,267
		33,434	32,892
Less accumulated depreciation and amortization		(10,963)	(9,970)

		$22,471	$22,922

Depreciation expense was $1,124,000 for 2011, $1,105,000 for 2010, and $1,134,000 for 2009.

NOTE F –  DEPOSITS

The folowing is a summary of deposits at December 31, 2011 and 2010:

	2011	2010
	(In thousands)

Noninterest-bearing	$ 81,013	$ 74,022
NOW	102,646	99,980
MMDA	56,013	47,626
Savings	31,288	28,128
Time Deposits	137,666	158,987

Total Deposits	$ 408,626	$ 408,743

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

$137,666

NOTE G – BORROWED FUNDS
Borrowed funds consisted of the following:

	December 31,
	2011	2010
	(In thousands)

FHLB Advances	$24,309	$26,127
Treasury tax and loan note	-	843

Total borrowings	$24,309	$26,970

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