Form 10-Q
period 2012-03-31
SECURITY CAPITAL CORP/MS
filed 2012-05-10
CIK 725537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:	March 31, 2012
-------------------------

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:	000-50224
------------------

SECURITY CAPITAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MISSISSIPPI	64-0681198
(STATE OF INCORPORATION)	(I. R. S. EMPLOYER IDENTIFICATION NO.)

295 HIGHWAY 6 WEST/ P. O. BOX 690
BATESVILLE, MISSISSIPPI	38606
--------------------------------------------------------	----------------------------------------------------------
(ADDRESS OF PRINCIPAL	(ZIP CODE)
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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK AS OF MARCH 31, 2012.

TITLE	OUTSTANDING
COMMON STOCK, $5.00 PAR VALUE	2,883,309

SECURITY CAPITAL CORPORATION
FORM 10-Q

FIRST QUARTER 2012 INTERIM FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets
March 31, 2012 (unaudited) and December 31, 2011

Consolidated Statements of Income
Three months ended March 31, 2012 and 2011 (unaudited)

Consolidated Statements of Comprehensive Income
Three months ended March 31, 2012 and 2011 (unaudited)

Consolidated Statements of Cash Flows
Three months ended March 31, 2012 and 2011 (unaudited)

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

SECURITY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts presented in thousands)
	(Unaudited)
	Mar. 31,	Dec. 31,
	2012	2011
ASSETS
Cash and due from banks	$20,968	$20,708
Interest-bearing deposits with banks	1,061	182
Total cash and cash equivalents	22,029	20,890
Federal funds sold	31,995	23,995
Certificates of deposit with other banks	6,074	826
Securities available-for-sale at fair value	142,516	123,972
Securities held-to-maturity, estimated fair value of	42,829	47,219
$42,853 in 2012 and $47,337 in 2011
Securities, other	1,678	1,938
Total securities	187,023	173,129
Loans, less allowance for loan losses of
$3,822 in 2012 and $4,026 in 2011	226,671	228,997
Interest receivable	2,706	2,805
Premises and equipment	22,240	22,471
Other real estate	24,521	23,667
Goodwill	3,874	3,874
Cash surrender value of life insurance	6,943	6,885
Customers' liability on acceptances	2,785	1,417
Other assets	2,343	2,366
Total Assets	$539,204	$511,322
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$85,665	$81,013
Time deposits of $100,000 or more	63,564	71,091
Other interest-bearing deposits	289,146	256,522
Total deposits	438,375	408,626
Interest payable	240	279
Acceptances outstanding	2,785	1,417
Borrowed funds	20,098	24,309
Other liabilities	3,644	3,202
Total Liabilities	465,142	437,833

Shareholders' equity:
Preferred stock - $1,000 par value, 25,000 shares
authorized, 17,910 shares issued in 2012 and 2011	17,910	17,910
Common stock - $5 par value, 10,000,000 shares
authorized, 2,890,811 shares issued in 2012 and 2011	14,454	14,454
Surplus	40,735	40,735
Retained earnings (deficit)	(1,238)	(1,981)
Accumulated other comprehensive income, net	2,239	2,409
Treasury stock, at par, 7,502 shares issued in 2012 and 2011	(38)	(38)
Total Shareholders' Equity	74,062	73,489
Total Liabilities and Shareholders' Equity	$539,204	$511,322

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts presented in thousands)
	(Unaudited)
	For the three months
	ended March 31,
	2012	2011
INTEREST INCOME
Interest and fees on loans	$3,391	$3,468
Interest and dividends on securities	1,063	1,148
Federal funds sold	12	18
Other	6	1
Total interest income	4,472	4,635

INTEREST EXPENSE
Interest on deposits	396	604
Interest on borrowings	214	175
Total interest expense	610	779

Net Interest Income	3,862	3,856

Provision for loan losses	52	430
Net interest income after provision
for loan losses	3,810	3,426

OTHER INCOME
Service charges on deposit accounts	979	971
Trust Department income	200	224
Other income	332	399
Total other income	1,511	1,594

OTHER EXPENSES
Salaries and employee benefits	2,583	2,519
Occupancy expense	608	563
Other operating expense	1,195	1,346
Total other expenses	4,386	4,428

INCOME BEFORE PROVISION
FOR INCOME TAXES	935	592

PROVISION (BENEFIT) FOR INCOME TAXES	103	(36)

NET INCOME	832	628
Preferred dividends	(90)	(167)

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS	$742	$461

BASIC NET INCOME PER COMMON SHARE	$0.26	$0.16

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollar amounts presented in thousands)

	(Unaudited)
	For the three months
	ended March 31,
	2012	2011

Net income	$832	$628

Other comprehensive income, net of tax:

Unrealized holding gains/(losses)	(170)	295

Comprehensive Income	$662	$923

SECURITY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts presented in thousands)
	(Unaudited)
	Three months ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$832	$628
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	52	430
Amortization of premiums and discounts on securities, net	468	429
Depreciation and amortization	312	302
FHLB stock dividend	(1)	(1)
Gain on sale/disposal of other assets, net	-	(34)
Changes in:
Interest receivable	99	(136)
Cash value of life insurance, net	(58)	(66)
Other assets	(1,137)	436
Interest payable	(39)	(152)
Other liabilities	1,810	496
Net cash provided by operating activities	2,338	2,332

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(28,245)	(12,626)
Proceeds of maturities and calls of securities available-for-sale	7,077	5,847
Purchase of securities held-to-maturity	(5,964)	(13,278)
Proceeds of maturities and calls of securities held-to-maturity	12,240	2,620
Additions to premises and equipment	(55)	(27)
Proceeds from sale of other assets	71	808
Changes in:
Loans	1,477	730
Federal funds sold	(8,000)	(7,000)
Certificates of deposits with other banks	(5,248)	240
Net cash used in investing activities	(26,647)	(22,686)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock	(90)	(90)
Changes in:
Deposits	29,749	24,338
Repayment of debt	(4,211)	(2,044)
Proceeds from issuance of debt	-	364
Net cash provided by financing activities	25,448	22,568

Net increase in cash and cash equivalents	1,139	2,214

Cash and cash equivalents at beginning of period	20,890	15,264

Cash and cash equivalents at end of period	$22,029	$17,478

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$649	$931
Income taxes	16	-

Non-cash activities:
Transfer of loans to other real estate and repossessed inventory	$906	$422

SECURITY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, please refer to the Company’s Form 10-K filed March 12, 2012, which includes the consolidated financial statements and footnotes for the year ended December 31, 2011.

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

NOTE C – SECURITIES

  A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at March 31, 2012 and December 31, 2011, follows:

Securities
Amortized Cost and Fair Values

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2012
Securities available-for-sale:
U. S. Government agencies	$12,590	$33	$24	$12,599
Mortgage-backed securities	51,215	1,880	144	52,951
State and local political subdivisions	75,140	2,035	209	76,966
	$138,945	$3,948	$377	$142,516

Securities held-to-maturity:
U. S. Government agencies	$29,351	$9	$94	$29,266
State and local political subdivisions	13,478	112	3	13,587
	$42,829	$121	$97	$42,853

December 31, 2011
Securities available-for-sale:
U. S. Government agencies	$9,539	$43	$4	$9,578
Mortgage-backed securities	36,045	1,864	13	37,896
State and local political subdivisions	74,546	2,035	83	76,498

	$120,130	$3,942	$100	$123,972

Securities held-to-maturity:
U. S. Government agencies	$33,905	$70	$11	$33,964
State and local political subdivisions	13,314	67	8	13,373
	$47,219	$137	$19	$47,337

The details concerning securities classified as available-for-sale and held-to-maturity with unrealized losses as of March 31, 2012 and December 31, 2011, were as follows:

Securities
Unrealized Losses < and > 12 Months

Available-for-Sale

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2012
U. S. Government
agencies	$3,976	$24	$-	$-	$3,976	$24
Mortgage-backed
securities	19,249	130	1,597	14	20,846	144
State and local political
subdivisions	8,128	205	303	4	8,431	209
	$31,353	$359	$1,900	$18	$33,253	$377

December 31, 2011
U. S. Government
agencies	$3,996	$4	$-	$-	$3,996	$4
Mortgage-backed
securities	1,003	3	1,620	10	2,623	13
State and local political
subdivisions	9,935	78	304	5	10,239	83
	$14,934	$85	$1,924	$15	$16,858	$100

Held-to-Maturity

	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2012
U. S. Government
agencies	$19,973	$94	$-	$-	$19,973	$94
State and local political
subdivisions	224	3	-	-	224	3
	$20,197	$97	$-	$-	$20,197	$97

December 31, 2011
U. S. Government
agencies	$10,008	$11	$-	$-	$10,008	$11
State and local political
subdivisions	1,033	8	-	-	1,033	8
	$11,041	$19	$-	$-	$11,041	$19

NOTE D - LOANS

Loans
Major Classifications

Major classifications of loans were as follows:
	March 31,	December 31,
	2012	2011
	(In thousands)

Commercial, financial and agricultural	$35,199	$35,341
Real estate - construction and development	51,077	51,725
Real estate - mortgage	123,804	124,994
Installment loans to individuals	19,292	18,871
Other	1,121	2,092
	230,493	233,023
Less allowance for loan losses	(3,822)	(4,026)
	$226,671	$228,997

Transactions in the allowance for loan losses were as follows:

Security Capital Corporation
Allowance for Loan Losses
(in thousands)
	Three Months Ended March 31,
	2012	2011
	(In thousands)
Balance at beginning of year	$4,026	$4,477

Loans charge-offs:
Commercial, financial & agricultural	20	9
Real estate - construction & development	313	3
Real estate - mortgage	53	81
Installment loans to individuals	185	207
Other	-	-
Total charge-offs	571	300

Loan recoveries:
Commercial, financial & agricultural	3	10
Real estate - construction & development	97	8
Real estate - mortgage	13	-
Installment loans to individuals	202	184
Other	-	-
Total recoveries	315	202

Net charge-offs	256	98

Provision for loan losses	52	430

Balance at end of year	$3,822	$4,809

Loans at End of Period (Net of Allowance)	$226,671	$228,997

Ratio: Allowance to Loans	1.69%	2.10%

Average Loans	$225,720	$240,859

Ratio: Allowance to Average Loans	1.69%	2.00%

Ratio: Net Charge-Offs to Average Loans	0.11%	0.04%

At March 31, 2012, and December 31, 2011, loans lines of $50,000 and greater, rated substandard or lower, were analyzed for impairment.  The following table, a summary comparison of the analysis for impairment, provides the ending balances in the Company’s loans and allowance for loan losses, broken down by portfolio segment as of March 31, 2012 and December 31, 2011.  The table also provides additional detail as to the amount of our loans and allowance that corresponds to individual versus collective impairment evaluation.  The impairment evaluation corresponds to the Company’s systematic methodology for estimating its Allowance for Loan Losses.

March 31, 2012
	Commercial,	Real Estate		Installment
	Financial	Construction	Real Estate	and
	and Agriculture	and Development	Mortgage	Other	Total
	(In thousands)
Loans
Individually evaluated	$689	$26,943	$10,565	$90	$38,287
Collectively evaluated	34,510	24,134	113,239	20,323	192,206
Total	$35,199	$51,077	$123,804	$20,413	$230,493

Allowance for Loan Losses
Individually evaluated	$20	$1,708	$859	$33	$2,620
Collectively evaluated	106	382	532	182	1,202
Total	$126	$2,090	$1,391	$215	$3,822

December 31, 2011
	Commercial,	Real Estate		Installment
	Financial	Construction	Real Estate	and
	and Agriculture	and Development	Mortgage	Other	Total
	(In thousands)
Loans
Individually evaluated	$613	$24,360	$11,449	$193	$36,615
Collectively evaluated	34,728	27,365	113,545	20,770	196,408
Total	$35,341	$51,725	$124,994	$20,963	$233,023

Allowance for Loan Losses
Individually evaluated	$33	$1,291	$853	$82	$2,259
Collectively evaluated	97	870	598	202	1,767
Total	$130	$2,161	$1,451	$284	$4,026

The following table provides additional detail of loans lines of $50,000 and greater, rated substandard or lower which were analyzed for impairment and reflects the breakdown according to class as of March 31, 2012, and December 31, 2011.  The recorded investment included in the following table represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs.  As a majority of these loans at March 31, 2012, and December 31, 2011, are on nonaccrual status, recorded investment excludes any insignificant amount of accrued interest receivable on loans 90 days or more past due and still accruing.  The unpaid balance represents the recorded balance prior to any partial charge-offs.

March 31, 2012
				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Loans analyzed for
impairment with
no related allowance:
Commercial, financial, and agricultural	$298	$298	$-	$301	$2
Real estate-construction and development	18,021	18,021	-	18,261	269
Real estate-mortgage	7,568	8,419	-	7,480	89
Installment loans and other	-	-	-	-	-
Total	$25,887	$26,738	$-	$26,042	$360
Loans analyzed for
impairment with
a related allowance:
Commercial, financial, and agricultural	$391	$391	$20	$396	$5
Real estate-construction and development	8,922	8,972	1,708	9,041	76
Real estate-mortgage	2,997	3,026	859	3,233	34
Installment loans and other	90	90	33	93	2
Total	$12,400	$12,479	$2,620	$12,763	$117
Total loans analyzed for
impairment:
Commercial, financial, and agricultural	$689	$689	$20	$697	$7
Real estate-construction and development	26,943	26,993	1,708	27,302	345
Real estate-mortgage	10,565	11,445	859	10,713	123
Installment loans and other	90	90	33	93	2
Total Impaired Loans	$38,287	$39,217	$2,620	$38,805	$477

December 31, 2011
				Average	Interest
				Recorded	Income
	Recorded	Unpaid	Related	Investment	Recognized
	Investment	Balance	Allowance	YTD	YTD
	(In thousands)
Loans analyzed for
impairment with
no related allowance:
Commercial, financial, and agricultural	$513	$513	$-	$488	$27
Real estate-construction and development	18,210	18,210	-	18,439	869
Real estate-mortgage	5,278	6,076	-	7,948	356
Installment loans and other	-	-	-	-	-
Total	$24,001	$24,799	$-	$26,875	$1,252
Loans analyzed for
impairment with
a related allowance:
Commercial, financial, and agricultural	$100	$100	$33	$117	$5
Real estate-construction and development	6,151	6,201	1,291	6,279	159
Real estate-mortgage	6,170	6,170	853	6,247	286
Installment loans and other	193	208	82	238	18
Total	$12,614	$12,679	$2,259	$12,881	$468
Total loans analyzed for
impairment:
Commercial, financial, and agricultural	$613	$613	$33	$605	$32
Real estate-construction and development	24,361	24,411	1,291	24,718	1,028
Real estate-mortgage	11,448	12,246	853	14,195	642
Installment loans and other	193	208	82	238	18
Total Impaired Loans	$36,615	$37,478	$2,259	$39,756	$1,720

The following table summarizes by class the Company’s loans classified as past due in excess of 30 days or more in addition to those loans classified as non-accrual:

March 31, 2012
		90 Days +		Total
	30-89	Past Due		Past Due
	Days Past	and Still	Nonaccrual	and	Total
	Due	Accruing	Loans	Nonaccrual	Loans
	(In thousands)

Commercial, financial	$219	$-	$66	$285	$35,199
and agricultural
Real estate - construction
and development	441	-	3,191	3,632	51,077
Real estate - mortgage	2,493	-	2,125	4,618	123,804
Installment loans to individuals	625	-	90	715	19,292
Other	24	3	-	27	1,121
Total	$3,802	$3	$5,472	$9,277	$230,493

December 31, 2011
		90 Days +		Total
	30-89	Past Due		Past Due
	Days Past	and Still	Nonaccrual	and	Total
	Due	Accruing	Loans	Nonaccrual	Loans
	(In thousands)

Commercial, financial	$353	$-	$43	$396	$35,341
and agricultural
Real estate - construction
and development	510	-	4,592	5,102	51,725
Real estate - mortgage	2,704	-	2,814	5,518	124,994
Installment loans to individuals	1,199	-	88	1,287	18,871
Other	12	10	-	22	2,092
Total	$4,778	$10	$7,537	$12,325	$233,023

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

As of March 31, 2012, and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2012

	Commercial,	Real Estate		Installment
	Financial	Commercial &	Real Estate	and
	and Agriculture	Development	Mortgage	Other	Total
	(In thousands)
Pass	$28,897	$20,693	$98,928	$19,411	$167,929
Special Mention	5,060	4,021	6,490	413	15,984
Substandard	1,242	26,363	18,386	589	46,580
Doubtful	-	-	-	-	-
Total	$35,199	$51,077	$123,804	$20,413	$230,493

December 31, 2011

	Commercial,	Real Estate		Installment
	Financial	Commercial &	Real Estate	and
	and Agriculture	Development	Mortgage	Other	Total
	(In thousands)
Pass	$28,716	$22,698	$96,474	$19,852	$167,740
Special Mention	5,491	4,732	8,137	446	18,806
Substandard	1,134	24,295	20,383	665	46,477
Doubtful	-	-	-	-	-
Total	$35,341	$51,725	$124,994	$20,963	$233,023

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

	For the Three Months Ended
	March 31, 2012
	Basic income
	applicable to
	common
	shareholders	Shares	Per Share
	(Numerator)	(Denominator)	Data

Basic per Share	$742,040	2,883,309	$0.26

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the ASC Topic 820 hierarchy in which the fair value measurements fell as of March 31, 2012 and December 31, 2011, (in thousands):

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

March 31, 2012:
Available-for-sale securities
U. S. Government agencies	$-	$12,599	$-	$12,599
State and local political subdivisions	-	76,966	-	76,966
Mortgage-backed securities	-	52,951	-	52,951
	$-	$142,516	$-	$142,516

	Quoted	Models with	Models with	Carrying
	market	significant	significant	value
	prices in	observable	unobservable	in the
	active	market	market	Balance
	markets	parameters	parameters	Sheet

	Level 1	Level 2	Level 3	Total

December 31, 2011:
Available-for-sale securities
U. S. Government agencies	$-	$9,578	$-	$9,578
State and local political subdivisions	-	76,498	-	76,498
Mortgage-backed securities	-	37,896	-	37,896
	$-	$123,972	$-	$123,972

There were no transfers of financial assets among Level 1, Level 2 and Level 3 during 2012.

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

The following table presents the fair value measurement of impaired loans and other real estate measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fell at March 31, 2012 and December 31, 2011, (in thousands):

March 31, 2012

	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$9,780	$-	$-	$9,780
Other real estate owned	12,268	-	-	12,268

December 31, 2011
	Carrying	Quoted	Models with	Models with
	value	market	significant	significant
	in the	prices in	observable	unobservable
	Balance	active	market	market
	Sheet	markets	parameters	parameters

	Fair Value	Level 1	Level 2	Level 3
Impaired Loans	$10,355	$-	$-	$10,355
Other real estate owned	14,352	-	-	14,352

Total loans analyzed for impairment had a carrying amount of $38,287,000 at March 31, 2012.  Of this amount, $12,400,000 had a reserve allocated of $2,620,000.  Total loans analyzed for impairment at December 31, 2011 totaled $36,615,000 of which $12,614,000 had a reserve allocated of $2,259,000.

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined the fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other non-interest expense. Other real estate owned measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011 amounted to $12.3 million and $14.4 million, respectively, with the remainder carried at cost.  Write-downs and sales resulted in a decrease of $300 thousand and $843 thousand in the three months ending March 31, 2012 and March 31, 2011, respectively.  Increases to other real estate owned occurred due to additional loan foreclosures and capital expenditures made to improve individual properties.  These increases totaled $1.2 million for the period ending March 31, 2012 and $380 thousand for the period ending March 31, 2011.

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

Securities – For securities held as investments, fair value equals market price, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  Fair value of other securities, which consist of FHLB and First National Bankers Bankshares, Inc., is estimated to be the carrying value, which is par.

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

The estimated fair values of the financial instruments, none of which are held for trading purposes, were as follows:

	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)
Financial assets:
Cash and cash equivalents	$22,029	$22,029	$20,890	$20,890
Federal funds sold	31,995	31,995	23,995	24,821
Certificates of deposit with
other banks	6,074	6,074	826	826
Securities available-for-sale	142,516	142,516	123,972	123,972
Securities held-to-maturity	42,829	42,853	47,219	47,337
Securities, other	1,678	1,678	1,938	1,938
Loans	230,493	232,798	233,023	235,481
Financial liabilities:
Noninterest-bearing deposits	85,665	75,757	81,013	71,652
Interest-bearing deposits	352,710	343,508	327,613	319,066
FHLB and other borrowings	20,098	20,938	24,309	25,325

NOTE G – NON-PERFORMING ASSETS

Non-performing assets ("NPA") include non-accrual loans, loans delinquent 90 days or more (if any), and other real estate.  A loan which is 90 days or more past due is automatically classified as a non-accrual loan and a non-performing asset.  In addition, loan analysis may designate a loan or loan line which is not 90 days or more past due as being non-accrual.  Other real estate which generates no income above the related expenses is considered non-performing.

Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. At March 31, 2012, NPA balances were comparable to year-end 2011 primarily due to the continuing effect of the adverse economy and real estate downturn on residential land development and construction loan portfolios.

The Company has a significant concentration in real estate lending, including loans to real estate developers secured by real estate located in Desoto County, Mississippi.  Declining real estate values and a severe constriction in the availability of mortgage financing has negatively impacted real estate sales, which has resulted in customers' inability to repay loans. In addition, the value of collateral underlying such loans has decreased materially.  During 2012, the Company has continued to experience significant levels of non-performing assets relating to real estate lending, primarily in our residential real estate portfolio.

As of March 31, 2012, the Company had $987 thousand identified as Troubled Debt Restructured ("TDR") assets.  At December 31, 2011, the Company had $548 thousand TDR assets. The Company’s policy in managing TDRs is to include the asset in NPAs and reserve appropriately with management working with the borrower on a plan to either return the obligation to an accruing status or take appropriate measures to secure the collateral for disposition.

 The following table presents information with respect to non-performing assets at March 31, 2012, December 31, 2011, September 30, 2011 and June 30, 2011 (dollars in thousands, except for selected ratios):

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
	2012	2011	2011	2011
Loans on non-accrual status	$5,472	$7,537	$6,176	$14,006
Loans past due 90 days or more but
not non-accrual status	3	10	119	3
OREO - non-performing	21,214	20,343	20,609	16,294
Total NPAs	$26,689	$27,890	$26,904	$30,303

Operating commercial real
estate OREO	$3,307	$3,324	$3,340	$3,385
OREO - non-performing	21,214	20,343	20,609	16,294
Total OREO	$24,521	$23,667	$23,949	$19,679

Selected ratios:
NPLs to total gross loans	2.375	3.239	2.628	5.630
NPAs to total gross loans and OREO	10.466	10.865	10.210	11.285
NPAs to total assets	4.950	5.453	5.102	5.646

NOTE H – OTHER REAL ESTATE OWNED

The following tables reflect the activity in the asset, income and expense accounts during the three month periods ending March 31, 2011 and March 31, 2012.  The first table summarizes the activity in the other real estate asset account.  Additions to other real estate owned include property gained through loan foreclosures as well as capital expenditures since foreclosure.  Sales proceeds represent amounts received on a completion of a sale of property as well as lease purchase payments.  Losses and gains are recognized on the closing of a sale of property and write-downs are incurred as the value reflected on recent appraisals fall below the carrying value of the property.  The second table shows the costs of holding the properties as well as the net losses incurred on the disposition of the properties.

CHANGES IN CARRYING VALUE OF ORE
(In thousands)
Balance as of December 31, 2010:	$20,272
Additions to OREO	380
Sales Proceeds	(708)
Losses and write-downs, net of gains	(135)
Balance as of March 31, 2011:	$19,809

Balance as of December 31, 2011:	$23,667
Additions to OREO	1,154
Sales Proceeds	(191)
Losses and write-downs, net of gains	(109)
Balance as of March 31, 2012:	$24,521

NOTE I – SUBSEQUENT EVENTS

Management has evaluated, for consideration of recognition or disclosure, the effects of subsequent events on these financial statements through the date the financial statements were issued.  Management has determined that no significant events, other than what is discussed below, occurred after March 31, 2012, but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Security Capital Corporation, relying on Section 12(g)(4) of the Securities Exchange Act of 1934 as amended by the Jumpstart Our Business Startups Act, filed a Form 15 on April 17 to terminate the registration of its common stock and its duty to file reports with the Securities and Exchange Commission.  The Jumpstart Our Business Startups Act, which was signed into law on April 5, 2012, allows a bank or bank holding company with 1,200 or less shareholders of record to deregister.  The threshold for deregistration according to the number of shareholders was previously 300 or less.  The Board of Directors unanimously approved the filing of the Form 15.

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

This discussion and analysis should be read in conjunction with the audited consolidated financial statements, and notes thereto, contained in the Company’s 2011 Form 10-K.

Economic Conditions:

The Company's business is affected by the economy of the Desoto County area in northern Mississippi, which is adjacent to Memphis, Tennessee. The uncertain depth and duration of the present economic downturn could continue to cause further deterioration of the local economy in Desoto County, resulting in an adverse effect on the Company's financial condition and results of operations. Real estate values in this area have been depressed and may continue to fall.  Unemployment rates in this area remain elevated and could increase further. Business activity in real estate development has been impacted, and local governments and many businesses are facing serious challenges due to the lack of consumer spending driven; this decrease in spending is fueled by elevated unemployment and economic uncertainty.

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

On September 29, 2010, the Company closed a transaction whereby the Treasury exchanged its 17,910 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series UST and Series UST/W for 17,910 shares of a new series of preferred stock designated Fixed Rate Cumulative Perpetual Preferred Stock, Series CD (the “CDCI Preferred Shares”).  As a result of the Exchange, the Company is no longer participating in the TARP Capital Purchase Program being administered by Treasury and is now participating in Treasury’s TARP Community Development Capital Initiative (the “CDFI”).  In comparison with the rates required by the TARP CPP, the CDCI Preferred Shares entitle the holder to an annual dividend of 2% of the liquidation value of the shares, payable quarterly in arrears, for a period of eight years or until repayment of the principal, whichever expires first.  If the principal remains outstanding at the end of eight years, the annual dividend rate will rise to 9%.  In addition, if the Company fails to retain its certification as a Community Development Financial Institution, the annual rate will be 5% when noncompliance exceeds 180 days and 9% for noncompliance exceeding 270 days.  Certification requires the Company to have a primary mission of promoting community development in targeted areas with a goal to serve the “un-served” markets.

The subsidiary Bank represents the primary assets of the Company.   On March 31, 2012, First Security Bank had approximately $526.4 million in assets compared to $523.3 million at March 31, 2011.  Loans decreased to $225.4 million at March 31, 2012, from $240.0 million at March 31, 2011.  Deposits increased by $5.2 million from March 31, 2011 to March 31, 2012, for a total of $439.7 million.  For the three months ended March 31, 2012, and March 31, 2011, the Bank reported net income of approximately $860,018 and $744,062, respectively.

CHANGES IN FINANCIAL CONDITION

The cash and cash equivalents of $22.0 million at March 31, 2012, reflected an increase of $1.1 million from the cash position of $20.9 million at December 31, 2011.  This increase is attributed to a seasonal fluctuation in normal bank transactions.  The cash management team readily invests available cash and assesses the investment tools for the most desirable yield and the funding needs of the Company.

The earning assets at December 31, 2011, were $417.8 million and at March 31, 2012, were $435.4 million.  The   decrease is attributable to a decrease in loan volume.  The premises and equipment, net of accumulated depreciation, at March 31, 2012, totaled approximately $22.2 million – reflecting a decrease of $231 thousand for the first three months in 2012.  Investment securities were $187.0 million at March 31, 2012.  Other assets were $2.5 million at March 31, 2012 and $2.4 million at December 31, 2011.

Deposit liabilities of $438.4 million at March 31, 2012, reflected an increase of $29.7 million from the $408.7 million at December 31, 2011.  The fluctuation in deposits during the first three months is attributable to a normal seasonal increase and also to an increase in public funds.  An increase in deposits decreases the amount of long-term borrowings and short-term borrowings needed for funding investments in loans and facilities.  Short-term borrowings provide a tool in providing the funding for unforeseen deposit withdrawals and seasonal loan demands.  Through the retention of deposits and the return of maturing investment securities, the need for short-term funding was eliminated at March 31, 2012.

The net unrealized gain on available-for-sale securities reflected in accumulated other comprehensive income in shareholders’ equity at December 31, 2011, was $2.4 million.  At March 31, 2012, accumulated other comprehensive income reflected a net unrealized gain on available-for-sale securities of $2.2 million.   The change over these reporting periods reflects the nature of the market.  The changes in the market affected accumulated other comprehensive income with a net after tax decrease of $170 thousand for the three months ended March 31, 2012, and a $295 thousand increase for the three months ended March 31, 2011.

The consolidated statements of cash flows summarize the changes in the financial condition of the Company.  The following identify some of the changes for the three months ended March 31, 2012:  purchase of available-for-sale securities totaling $28.2 million and purchases of held-to-maturity securities totaling $6.0 million; maturities, calls and pay-downs of securities of available-for-sale securities totaling $7.1 million and $12.2 million in held-to-maturity securities; an increase of $29.7 million in deposits; and an increase of $8 million in federal funds sold.

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

NONPERFORMING ASSETS AND RISK ELEMENTS

Diversification within the loan portfolio is an important means of reducing inherent lending risks.  The loan portfolio is represented by the following mix:  Commercial 8.78%; Agricultural 1.25%; Real Estate 81.08%; Consumer 8.41% and Other .48%.  The major components of the real estate loans are 24.84% for construction and land development property, 6.43% for farmland, 39.19% for first liens on 1-4 family residential property, .38% for multi-family property and 29.17% for nonfarm and nonresidential property.

At March 31, 2012, the subsidiary Bank had loans past due as follows:
(in thousands)
Past due 30 days through 89 days	$ 3,802
Past due 90 days or more and still accruing	$ 3

The accrual of interest is discontinued on loans which become ninety days past due unless the loans are adequately secured and in the process of collection.  The non-accrual loans at March 31, 2012, totaled $5.5 million.  Any other real estate owned is carried at lower of cost or current appraised value less cost to dispose.  Other real estate at March 31, 2012, totaled $24.5 million.  A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms.  The subsidiary Bank had $987 thousand in restructured loans as of March 31, 2012.

For the three months ended March 31, 2012, the Company experienced $571 thousand in charge-offs of loans and $315 thousand in recoveries of loans for a net decrease effect to the allowance for loan losses of $256 thousand.  The net charge-offs represent .11% of average loans.  Of the $571 thousand charge to the allowance for loan losses, the breakdown, per loan category, is:  33% for construction and land development; 9% for 1-4 family residential loans; 4% for commercial loans and 32% for consumer loans.  Consumer loan collections of $182 thousand represent the major component of the $315 thousand in recoveries.

LIQUIDITY

The Company has an asset and liability management program that assists management in maintaining net interest margins during times of both rising and falling interest rates and in maintaining sufficient liquidity.    The asset and liability reports for March 31, 2012, substantiate that the Company remains in a neutral position to changes in rates. A 1% increase or decrease in market rates will basically not affect net interest income.  The Company’s policy allows for no more than a 10% movement in NII (net interest income) in a 200 basis point ramp of market rates over a one-year period.  When funds exceed the needs for reserve requirements or short-term liquidity needs, the Company will increase its security investments or invest in federal funds.  It is management’s policy to maintain an adequate portion of its portfolio of assets and liabilities on a short-term basis to ensure rate flexibility and to meet loan funding and liquidity needs.

The financial status at March 31, 2012, reflects a net interest margin of 3.412.  This ratio is consistent with prior periods and represents the continuing effort of management in managing the rates and the funding.  At March 31, 2012, the regulatory liquidity ratio of 40.57% is well within the Bank’s policy requirement of a minimum liquidity ratio of 15%.  In addition, the core deposits represent 79.45% of total assets and temporary investments represent 18.03% of total assets and volatile liabilities represent 3.86% of total assets.

The company’s participation in the United States Treasury’s Capital Purchase Program (CPP) contributed to the excellent liquidity status reflected in the ratios listed below.  The CPP funds were invested at March 31, 2012 in short-term products in anticipation of a recovery in the market.

At March 31, 2012, the tools to meet funding needs are the secured and unsecured lines of credit with the correspondent banks totaling $28.5 million (to borrow federal funds) and a line of credit with the Federal Home Loan Bank of $79.0 million.  At March 31, 2012, the Company had available (unused) lines of credit of approximately $87.4 million.

CAPITAL RESOURCES

Total consolidated equity capital at March 31, 2012, was $74.1 million or approximately 13.74% of total assets.  The main source of capital for the Company has been the retention of net income.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total Capital, Tier 1 Capital and Leverage Capital.  The Company and the Bank have adequate capital positions as of March 31, 2012, as reflected below:

	Company	Bank
Risk-Based Capital Ratio	Ratio	Ratio	Requirements
Total Capital	23.02%	19.06%	8%
Tier 1 Capital	21.79%	17.92%	4%
Leverage Capital	12.84%	10.40%	4%

RESULTS OF OPERATIONS – YEAR-TO-DATE

The consolidated net income for the Company for the three months ended March 31, 2012, was $832 thousand which reflects an increase of $204 thousand in consolidated net income for the same period in 2011.  The increase in the consolidated net income can be attributed mainly to a decrease in provision for loan losses.

Interest income decreased to $4.5 million for the three months ended March 31, 2012, indicating a decrease of $162 thousand from the $4.6 million for the three months ended March 31, 2011.  The decrease in interest income signifies the management decision to decrease the rate pricing of the loan products.  This decision was stimulated by current market conditions.

Interest expense reflects a decrease of $169 thousand for the three months ended March 31, 2012, from $779 thousand for the same period in 2011.  The decrease in interest expense can be attributed to the low-rate environment that existed during the period ended March 31, 2012.

The decrease in the provision for loan losses of $378 thousand is attributed to the normal quarterly analysis of the allowance for loan losses, which determines the requirements for and the adequacy of the provision.

Non-interest income for the three months ended March 31, 2012, was $1.5 million, which is a slight decrease of $85 thousand from the income for the same period in 2011.  The service charges on deposit accounts, for the three months ended March 31, 2012, and March 31, 2011, were $979 thousand and $971 million, respectively.

Other expenses, consisting primarily of salaries, employee benefits and occupancy expense, for the three months ended March 31, 2012, decreased $42 thousand, or .95%, from the same period in 2011.  Salaries and employee benefits of $2.6 million for the three months ended March 31, 2012, represent the largest component of other expenses and the small increase represents a conservative response to the 2011 Bank performance and to the current economy.

Income tax provision of $103 thousand for the three months ended March 31, 2012, reflects an increase of $139 thousand from the same period in 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2011-11, Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, Balance Sheet, to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s consolidated financial position, results of operation, cash flows, or disclosures.

ASU 2011-12 Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to re-deliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011. In connection with the adoption of ASU No. 2011-12, in the first quarter of 2012, the company presented condensed consolidated statements of other comprehensive income in the accompanying financial statements.

ITEM NO. 3	QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as of December 31, 2011, in the Company’s Form 10-K and Annual Report.

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

ITEM NO. 1A RISK FACTORS

There are no material changes to the Company’s risk factors from what was previously disclosedin the Annual Report on Form 10-K for the year ended December 31, 2011.

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

(b)	The Company did not file any reports on Form 8-K during the quarter ended March 31, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY CAPITAL CORPORATION

BY /s/ Frank West	BY /s/ Connie Woods Hawkins
Frank West	Connie Woods Hawkins
President and Chief Executive Officer	Executive Vice-President, Cashier
and Chief Financial Officer

DATE: May 10, 2012	DATE: May 10, 2012